Form 10KSB
period 2005-12-31
Mutual Federal Bancorp, Inc.
filed 2006-03-30
CIK 1344802

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission File Number 333-129835

MUTUAL FEDERAL BANCORP, INC.
(Exact name of small business issuer as specified in its charter)

Federal (State or other jurisdiction of incorporation or organization)	33-1135091 (IRS Employer Identification No.)

2212 West Cermak Road
Chicago, Illinois 60608
(Address of principal executive offices)

(773) 847-7747
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant’s revenues for its most recent fiscal year were $3,235,000.

As of March 29, 2006, the aggregate market value of the voting common equity held by non-affiliates of the registrant was $0.

There were no shares of common stock of the registrant outstanding as of March 29, 2006.

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

MUTUAL FEDERAL BANCORP, INC.

Form 10-KSB for Fiscal Year Ended

December 31, 2005

i

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

General

Mutual Federal Bancorp, Inc. is the proposed federally chartered mid-tier stock holding company of Mutual Federal Savings and Loan Association of Chicago, which is referred to herein as the Bank. Upon completion of the currently pending offering of common stock by Mutual Bancorp, Mutual Bancorp will own all of the issued and outstanding common stock of the Bank. In the future, as the Bank’s holding company, Mutual Bancorp will be authorized to pursue other business activities permitted by applicable laws and regulations for savings and loan holding companies, which may include the acquisition of banking and financial services companies.

Through the Bank, our principal business consists of attracting retail deposits from the general public in the areas surrounding our office location in Chicago, Illinois and investing those deposits, together with funds generated from operations, primarily in one- to four-family fixed-rate residential mortgage loans and multifamily residential mortgage loans, and in investment securities. We also offer consumer loans secured by deposits as an accommodation to our customers. Our revenues are derived principally from interest on loans and securities, and from loan origination and servicing fees. Our primary sources of funds are deposits and principal and interest payments on loans and securities.

Business Strategy

Our business strategy is to operate as a well-capitalized and profitable community bank dedicated to providing quality customer service. A main focus of our business strategy has been to emphasize one- to four-family residential mortgage lending, and we intend to continue to emphasize this type of lending. Management, however, has determined to broaden the range of our products and services to enhance profitability, consistent with maintaining our safety and soundness. We intend to gradually introduce additional products and services, such as adjustable-rate mortgage loans, home equity lines of credit and educational IRA accounts. There can be no assurances that we will successfully implement our business strategy.

Highlights of our business strategy are as follows:

•
Continuing to emphasize fixed-rate one- to four-family residential real estate lending. Historically, we have emphasized fixed-rate one- to four-family residential lending within our market area. As of December 31, 2005, $24.4 million, or 63.7%, of our total loan portfolio consisted of fixed-rate one- to four-family residential mortgage loans. During the year ended December 31, 2005, we originated $9.8 million of one- to four-family residential mortgage loans. We originate all loans for portfolio and do not sell loans in the secondary market. While we will continue to emphasize one- to four-family lending, we also originate loans secured by multi-family properties. As of December 31, 2005, $13.8 million, or 36.1%, of our total loan portfolio consisted of multi-family residential mortgage loans. During the year ended December 31, 2005, we originated $6.7 million of multi-family residential mortgage loans.

•
Seeking growth through expansion. We believe our best opportunities for growth are through potential acquisitions or through de novo branching, although we currently have no specific plans to acquire an existing financial institution or open a de novo branch. The capital raised in our currently pending stock offering will enable us to identify and pursue potential acquisitions or, should suitable acquisition opportunities not emerge, undertake de novo branching. Completing an acquisition or opening a new branch will provide us with an additional location, thereby increasing the potential number of households and businesses we could serve. An acquisition also may provide us with an opportunity to enhance our management depth and augment our current product offerings. Additionally, any future acquisition may provide us with an opportunity to pursue an alternate branding strategy for the Bank by capitalizing on the brand awareness a potential target may have already established in its market area.

Historically, we have not experienced rapid growth in our business, but rather have been able to grow our business consistently over time. While our business plan provides for us to seek to grow by pursuing acquisition opportunities as well as establishing new branches, if we ultimately are not successful in identifying and completing suitable acquisitions or establishing new branches, we may not be able to grow our business as we hope.

•
Expanding and diversifying our lending portfolio. While fixed-rate residential loans will continue to constitute a significant portion of our total loan portfolio, we intend to expand our loan origination capabilities to include adjustable-rate residential loans and home equity loans or lines of credit to our customers. We also intend to continue offering loans secured by multi-family properties using our personalized service to attract larger property owners.

•
Offering new products and services. We currently are developing and seek to develop in the future new services and deposit products for our customers, such as adjustable-rate mortgage loans, home equity lines of credit and educational IRA accounts. We expect to be able to begin offering these new products and services beginning in the second half of 2006. We believe that these new products will increase our deposit base and our fee income.

•
Maintaining high asset quality. Historically, we have maintained and will continue to emphasize strong asset quality by following conservative underwriting criteria and originating loans secured by real estate. Our non-performing assets at December 31, 2005 and December 31, 2004 were $184,000 and $306,000, respectively, or 0.29% and 0.47% of total assets.

•
Maintaining high levels of interest earning assets. We intend to maintain our high level of interest earning assets. At December 31, 2005, our interest earning assets were 97.0% of total assets and our average interest earning assets for 2005 were 139.5% of average interest-bearing liabilities. These ratios reflect our low level of fixed assets (as we operate from only one banking office) and non-accruing loans, strong capital position and the absence of real estate owned and goodwill on our balance sheet.

•
Increasing our real estate lending capacity. The additional capital raised in the stock offering will increase our lending capacity by enabling us to originate more loans and loans with larger balances. This will permit us to serve borrowers with larger lending needs and to originate larger loans than we have in the past.

•
Remaining a community-oriented institution. We were established in Chicago, Illinois in 1905 and have been operating continuously since that time. We have been, and continue to be, committed to meeting the financial needs of the communities in which we operate and remain dedicated to providing high-quality personal and efficient service to our customers.

Competition

We face intense competition within our market area both in making loans and attracting deposits. Cook County, Illinois, and specifically the Chicago metropolitan area have a high concentration of financial institutions including money centers and other large commercial banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services, private banking and Internet banking. As of June 30, 2005, based on the FDIC’s annual Summary of Deposits Report, our market share of deposits represented 8.78% of the deposits in our zip code and 0.03% of deposits in Cook County.

Our competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms and credit unions in our market area. We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies. Our primary focus is to build and develop profitable customer relationships across all lines of business while maintaining our role as a community bank.

Market Area

We operate in a primarily urban market area that has a stable population and household base. Our primary deposit gathering area is concentrated in the communities immediately surrounding our headquarters located in the southwestern Chicago metropolitan area, which includes predominantly Hispanic neighborhoods. Our primary lending area is broader than our deposit-gathering area and includes all of Cook County. At December 31, 2005, 93% of our mortgage loan portfolio consisted of loans secured by real estate located in Cook County, Illinois.

The economy of our market area is characterized by a large number of small retail establishments and small industry. Major employers in our immediate market area include county government facilities, large medical complexes, including hospitals, the University of Illinois at Chicago and a rail and trucking transportation hub.

Lending Activities

Historically, our principal lending activity has been the origination of first mortgage loans for the purchase or refinancing of one- to four-family residential real property. We retain all loans that we originate.

One- to four-family residential real estate mortgage loans represented $24.4 million, or 63.7%, of our loan portfolio at December 31, 2005. We also offer multifamily real estate loans. Multifamily real estate loans represented $13.8 million, or 36.1% of our loan portfolio at December 31, 2005. We also have a small number of loans secured by deposit accounts (share loans) as an accommodation to customers.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan and percentage of portfolio at the dates indicated.

	At December 31,
	2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
One- to four-family residential mortgage	$24,424	63.70%	$19,772	69.21%	$22,174	72.37%
Multi-family	13,839	36.10	8,772	30.71	8,459	27.61
Total mortgage loans	38,263	99.80	28,544	99.92	30,633	99.98
Consumer loans	77.20		24	0.08	5	0.02
Total loans	38,340	100.00%	28,568	100.00%	30,638	100.00%
Less:
Deferred loan origination fees, net	89		89		89
Undisbursed portion of loans	51		3		3
Allowance for loan losses	170		150		150
Total loans, net	$38,030		$28,326		$30,396

Loan Portfolio Maturities and Yields. The following table summarizes the remaining contractual maturity of our loans at December 31, 2005. The table does not include the effect of possible prepayments. We had no adjustable-rate loans at December 31, 2005.

	One- to Four-Family		Multi Family		Consumer		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(dollars in thousands)
Due during the years ending December 31, 2006	$-	-%	$-	-%	$77	3.51%	$77	3.51%
2007 to 2008	143	7.07	14	11.50	-	-	157	7.47
2009 to 2010	170	7.17	96	6.14	-	-	266	6.79
2011 to 2015	2,580	6.48	852	6.75	-	-	3,432	6.54
2016 to 2025	12,676	5.95	11,038	6.57	-	-	23,714	6.24
2026 and beyond	8,855	6.11	1,839	6.37	-	-	10,694	6.16
Total	$24,424	6.08%	$13,839	6.56%	$77	3.51%	$38,340	6.25%

The following table sets forth the remaining contractual maturity of fixed-rate loans at December 31, 2005 that are contractually due after December 31, 2006. We had no adjustable-rate loans at December 31, 2005.

	Due After December 31, 2006
	Fixed	Total
	(dollars in thousands)
One- to four-family residential mortgage loans	$24,424	$24,424
Multi-family	13,839	13,839
Total mortgage loans	38,263	38,263
Total loans	$38,263	$38,263

One- to Four-Family Residential Loans. Our primary lending activity consists of the origination of one- to four-family residential mortgage loans that are secured primarily by properties located in Cook County. At December 31, 2005, $24.4 million, or 63.7% of our loan portfolio, consisted of one- to four-family residential mortgage loans. Included within these one- to four-family loans were $774,000 in second mortgage loans at December 31, 2005. At December 31, 2005, the average balance of our one- to four-family loans was $88,000. Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the appraised value of the property. All one- to four-family residential loans are fixed-rate loans generally originated for terms up to 20 years and for owner occupied one- to four-family residential loans, up to 30 years. At December 31, 2005, our largest loan secured by one- to four-family real estate had a principal balance of $960,000 and was performing in accordance with its repayment terms. We currently do not offer adjustable-rate mortgage loans.

All one- to four-family residential mortgage loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

Our second mortgage loans are fixed-rate and offered in amounts up to 80% of the appraised value of the property securing the loan (including prior liens) and only where we have secured a first-priority lien on the subject property. Our second mortgage loans generally are made with maturities of 15 years or less and are secured by the borrower’s property. Our procedures for underwriting these loans include an assessment of an applicant’s prior loan history, credit history and an assessment of the value of the collateral in relation to the proposed loan amount.

Regulations limit the amount that a savings institution may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated. For all loans originated by the bank, we utilize outside independent appraisers approved by the bank’s board of directors. All borrowers are required to obtain title insurance. We also require homeowner’s insurance and fire and casualty insurance and, where circumstances warrant, flood insurance on properties securing real estate loans.

Multi-Family Real Estate Loans. Loans secured by multi-family real estate totaled $13.8 million, or 36.1%, of our total loan portfolio at December 31, 2005. Multi-family real estate loans generally are secured by small apartment buildings with fewer than 10 units and includes two- to four-family residential properties that may also include a commercial or income-producing element, such as a first floor store-front business. Generally, all of our multi-family real estate loans are secured by properties located within our lending area. At December 31, 2005, we had 84 multi-family real estate loans with an average principal balance of $165,000, and the largest multi-family real estate loan had a principal balance of $1.2 million. As of December 31, 2005, none of our loans secured by multi-family real estate were non-performing. Multi-family real estate loans are offered with fixed interest rates. Multi-family loans generally are originated for terms of up to 20 years, and in some cases for owner-occupied multi-family properties, up to 30 years.

We consider a number of factors in originating multi-family real estate loans. We evaluate the qualifications and financial condition of the borrower (including credit history), profitability and expertise, as well as the value and condition of the mortgaged property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service), and the ratio of the loan amount to the appraised value of the mortgaged property. Multi-family real estate loans are originated in amounts up to 75% of the lower of the sale price or the appraised value of the mortgaged property securing the loan and up to 80% if owner occupied. All multi-family real estate loans are appraised by outside independent appraisers approved by the bank’s board of directors. All multi-family borrowers are required to sign notes in their individual capacity.

While loans secured by multi-family real estate offer larger balances and higher yields, such loans generally involve a greater degree of credit risk than one- to four-family residential mortgage loans. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family real estate typically depends upon the successful operation of the real estate property securing the loan. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired.

Consumer Loans. We offer a small number of consumer loans, secured by deposits to our customers. Our consumer loans amounted to $77,000, or 0.2%, of our total loan portfolio at December 31, 2005.

Origination and Servicing of Loans. Loan origination activities are primarily concentrated in Cook County. New loans are generated primarily from current and former borrowers, walk-in customers, customer referrals, realtors and other parties with whom we do business, and from the efforts of employees and advertising. Loan applications are underwritten and processed at our single banking office. We service all loans that we originate.

Loan Approval Procedures and Authority. The loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan. To assess the borrower’s ability to repay, we review the employment and credit history and information on the historical and projected income and expenses of mortgagors. All one- to four-family loans up to $500,000 and all multi-family loans up to $400,000 may be approved by any two members of the loan committee of the board of directors, which committee consists of the President and three outside directors. All loans secured by deposits require the approval of the President. All other loans must be approved by the bank’s board of directors.

Non-Performing and Problem Assets

We commence collection efforts when a loan becomes 15 days past due with a system-generated late-charge notice. Subsequent delinquent notices are issued and the account is monitored on a regular basis thereafter. Personal, direct contact with the borrower is attempted early in the collection process as a courtesy reminder and later to determine the reason for the delinquency and to safeguard our collateral. When a loan is more than 30 days past due, the credit file is reviewed and, if deemed necessary, information is updated or confirmed and collateral re-evaluated. We make efforts to contact the borrower and develop a plan of repayment to cure the delinquency. A summary report of all loans 90 days or more past due is reported to the board of directors on a monthly basis. If no repayment plan is in process, the file is referred to counsel for the commencement of foreclosure or other collection efforts.

Mortgage loans are reviewed on a regular basis and such loans are placed on non-accrual status when they become more than 90 days delinquent. When loans are placed on a non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received.

Non-Performing Loans and Non-Performing Assets. Our non-performing loans and non-performing assets are as shown in the table below for the periods indicated. At each date presented, we had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

	At December 31,
	2005	2004	2003
	(dollars in thousands)
Non-accrual loans:
One- to four-family	$184	$306	$201
Multi-family	—	—	—
Consumer	—	—	—
Total non-accrual loans	$184	$306	$201
Accruing loans delinquent 90 days or more:
One- to four-family	—	—	—
Multi-family	—	—	—
Consumer	—	—	—
Total non-performing loans	$184	$306	$201
Real estate owned:
One- to four-family	—	—	—
Multi-family	—	—	—
Consumer	—	—	—
Total real estate owned	—	—	—
Total non-performing assets	$184	$306	$201
Allowance for loan losses attributable to non-performing loans	—	—	—
Ratios:
Non-performing loans to total loans	0.48%	1.07%	0.66%
Non-performing assets to total assets	0.29	0.47	0.30

The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent for
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(dollars in thousands)
At December 31, 2005
One- to four-family	4	$301	2	$184	6	$485
Multi-family	1	217	—	—	1	217
Consumer	—	—	—	—	—	—
Total	5	$518	2	$184	7	$702
At December 31, 2004
One- to four-family	6	$336	3	$306	9	$642
Multi-family	1	206	—	—	1	206
Consumer	—	—	—	—	—	—
Total	7	$542	3	$306	10	$848
At December 31, 2003
One- to four-family	7	$402	3	$201	10	$603
Multi-family	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	7	$402	3	$201	10	$603

Real Estate Owned. Real estate we acquire as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at fair market value at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value result in charges to expense after acquisition. At December 31, 2005, we held no real estate owned.

Classified Assets. OTS regulations provide that loans and other assets considered to be of lesser quality be classified as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Not all classified assets constitute non-performing assets.

An insured institution is required to establish general allowances for loan losses in an amount deemed prudent by management for loans classified substandard or doubtful, as well as for other problem loans. General allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision which can order the establishment of additional general or specific loss allowances.

At December 31, 2005, none of our assets were classified as substandard, doubtful or loss. The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations.

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb probable incurred loan losses. Management, in determining the allowance for loan losses, considers the losses inherent in our loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. The Bank’s loan committee determines the type of loans to be evaluated for impairment on an individual basis and the types of loan to be evaluated on a collective basis based on similarities in loss performance, such as our one-to-four family residential loans and multifamily residential loans. We then utilize a two-tier approach: (1) for the types of loans to be evaluated on an individual basis, identification of impaired loans and establishment of specific loss allowances on such loans, and (2) for the types of loans to be evaluated on a collective basis, establishment of general valuation allowances.

Once a loan becomes delinquent, we may establish a specific loan loss allowance should we determine that the loan is impaired. A loan will be considered impaired when, based on current information and events (such as, among other things, delinquency status, the size of the loan, the type and market value of collateral and the financial condition of the borrower), it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated independently. We do not aggregate such loans for evaluation purposes. Specific allowances for impaired loans are established based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical measure, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

General loan loss allowances are based upon historical loan loss experience as adjusted after evaluation of other factors that may or may not be present, including changes in the composition of the loan portfolio, current national and local economic conditions, changes in lending policies and procedures and personnel changes in our lending management or staff. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary based on changing economic conditions or other factors. Payments received on impaired loans are applied first to accrued interest receivable and then to principal. The allowance for loan losses as of December 31, 2005 was maintained at a level that represents management’s best estimate of probable incurred losses in the loan portfolio.

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or for the Years Ended December 31,
	2005		2004		2003
	(dollars in thousands)
Balance at beginning of year	$150		$150		$150
Charge-offs:
One- to four-family	—		—		—
Multi-family	—		—		—
Consumer	—		—		—
Total charge-offs	—		—		—
Recoveries:
One- to four-family	—		—		—
Multi-family	—		—		—
Consumer	—		—		—
Total recoveries	—		—		—
Net (charge-offs) recoveries	—		—		—
Provision for loan losses	20		—		—
Balance at end of year	$170		$150		$150
Ratios:
Net charge-offs to average loans outstanding	—		—		—
Allowance for loan losses to non-performing loans	0.92	x	0.49	x	0.75	x
Allowance for loan losses to total loans	0.44%		0.53%		0.49%

The Bank has not charged-off a loan since 1996, when it charged-off a loan with an outstanding principal amount of $19,000. During 2005, credit quality improved, with non-performing loans decreasing to $184,000 at December 31, 2005, from $306,000 at December 31, 2004. Loans delinquent for 60-89 days decreased to $518,000 at December 31, 2005, from $542,000 at December 31, 2004.

During 2005 the Bank’s loan portfolio increased $9.7 million, or 34.3%, to $38.0 million at December 31, 2005, from $28.3 million at December 31, 2004. Based on the application of our allowance for loan losses methodology, as discussed previously, management determined that a provision of $20,000 for loan losses was adequate and necessary for the year ended December 31, 2005. During 2004, using the same methodology, management determined that no provision for loan losses was necessary for the year ended December 31, 2004.

Allocation of Allowance for Loan Losses. The following tables set forth the allowance for loan losses allocated by loan category, the total loan balances by category and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2005			2004
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(dollars in thousands)
One- to four-family	$60	$24,424	63.70%	$62	$19,772	69.21%
Multi-family	110	13,839	36.10	88	8,772	30.71
Consumer	—	77	0.20	—	24	0.08
Total allowance	$170	$38,340	100.00%	$150	$28,568	100.00%

Each quarter, management evaluates the total balance of the allowance for loan losses based on several factors that are not loan specific, but are reflective of the inherent losses in the loan portfolio. This process includes, but is not limited to, a periodic review of loan collectibility in light of historical experience, the nature and volume of loan activity, conditions that may affect the ability of the borrower to repay, underlying value of collateral, if applicable, and economic conditions in our immediate market area. First, we group loans by delinquency status. All loans 90 days or more delinquent are evaluated individually, based primarily on the value of the collateral securing the loan. Specific loss allowances are established as required by this analysis. All loans for which a specific loss allowance has not been assigned are segregated by type and delinquency status and a loss allowance is established by using loss experience data and management’s judgment concerning other matters it considers significant. The allowance is allocated to each category of loan based on the results of the above analysis.

This analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment. In addition, the Office of Thrift Supervision, as an integral part of their examination process, periodically reviews our allowance for loan losses.

Investments

Investments and Mortgage-backed Securities. Our investment portfolio at December 31, 2005 included $8.6 million in U.S. government and agency obligations which are all classified as available-for-sale. Our investment policy objectives are to maintain liquidity, manage risk and maximize returns within the guidelines established by the bank’s board of directors, which specify eligible investments and approved securities dealers.

Our investment portfolio also includes mortgage-backed securities and collateralized mortgage obligations, all of which are guaranteed by the United States government or agencies thereof, all of which are classified as available-for-sale. At December 31, 2005, our mortgage-backed securities portfolio totaled $12.2 million, or 19.0% of total assets. The portfolio consisted of $7.4 million in fixed-rate mortgage-backed securities, and $4.8 million in adjustable-rate mortgage-backed securities, all guaranteed by the Federal Home Loan Mortgage Corporation, or FHLMC, the Federal National Mortgage Association, or FNMA, or the Government National Mortgage Association, or GNMA.

Our equity investments consist of 8,000 shares of FHLMC common stock and 10,000 shares of FHLMC preferred stock, as well as shares of several mutual funds which are invested in U.S. government and agency obligations and mortgage-backed securities guaranteed by FHLMC, FNMA or GNMA.

We initially acquired 1,263 shares of FHLMC Participating Preferred Stock, with a cost basis of $59,361 ($47.00 per share), in 1984 as a dividend distribution from the Federal Home Loan Bank of Chicago. Subsequent stock splits and conversions of the stock in 1988 to Senior Participating Preferred, and in 1992 to voting common stock, increased this investment to a total of 60,624 shares of common stock (with a split adjusted basis of $0.9792 per share). Based on the concentration of unrealized gains in this one equity security, we have consistently monitored the performance of the stock and related market conditions, and have periodically sold shares since 1998.

The 10,000 shares of FHLMC preferred stock was acquired in 1999 at a cost basis of $500,000 ($50.00 per share) and pays a non-cumulative annualized preferred dividend of 5.79%. It is callable in June 2009. While we do not currently plan to sell a significant portion of the remaining shares of FHLMC stock held in the investment portfolio, depending on liquidity or market conditions relating to the stock, we may decide that further sales are prudent.

Available-for-Sale Portfolio. The following table sets forth the composition of our available-for-sale portfolio at the dates indicated.

	At December 31,
	2005		2004		2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Investment Securities:
U.S. government and agency obligations	$8,694	$8,584	$13,186	$13,152	$15,971	$16,077
Mutual funds	2,250	2,195	2,165	2,151	2,098	2,103
FHLMC common stock	8	523	15	1,140	39	2,360
FHLMC preferred stock	500	505	500	546	500	518
Mortgage-backed Securities:
GNMA	2,162	2,135	2,931	2,939	945	986
FNMA	5,757	5,654	6,388	6,427	5,476	5,519
FHLMC	3,798	3,721	4,222	4,208	3,133	3,133
FNMA, FHLMC collateralized mortgage obligations	722	711	996	1,033	1,011	1,018
Total securities available for sale	$23,891	$24,028	$30,403	$31,596	$29,173	$31,714

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio and the mortgage-backed securities portfolio at December 31, 2005 are summarized in the following table. Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur. Mutual funds and FHLMC stock are not included because they do not have contractual maturity dates.

	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(dollars in thousands)
Available-for-Sale
Investment Securities:
U.S. government and agency obligations	$1,000	3.97%	$5,694	3.26%	$2,000	3.25%
Mortgage-backed Securities:
GNMA	—	—	91	6.82	142	4.79
FNMA	—	—	286	6.30	4,279	4.71
FHLMC	—	—	367	4.63	2,360	5.06
FNMA, FHLMC collateralized mortgage obligations	—	—	—	—	—	—
Total securities available for sale	$1,000	3.97%	$6,438	3.52%	$8,781	4.47%

	More Than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(dollars in thousands)
Available-for-Sale
Investment Securities:
U.S. government and agency securities	$—	—%	$8,694	$8,584	3.34%
Mortgage-backed Securities:
GNMA	1,929	4.41	2,162	2,135	4.54
FNMA	1,192	4.45	5,757	5,654	4.74
FHLMC	1,071	4.58	3,798	3,721	4.89
FNMA, FHLMC collateralized mortgage obligations	722	3.73	722	711	3.73
Total securities available for sale	$4,914	4.47%	$21,133	$20,805	4.13%

Sources of Funds

General. Deposits have traditionally been our primary source of funds for use in lending and investment activities. In addition to deposits, funds are derived from scheduled loan payments, investment calls, maturities and sales, loan prepayments, retained earnings and income on earning assets. During the twelve months ended December 31, 2005, sales of investment securities consisted of $484,000 of FHLMC common stock. During 2004, we sold $1.6 million of FHLMC common stock. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition. Borrowings from the Federal Home Loan Bank of Chicago may be used in the short term to compensate for reductions in deposits and to fund loan growth.

Deposits. Deposits are not actively solicited outside of the Chicago metropolitan area, and a majority of our depositors are persons who work or reside in Cook County, Illinois. We offer deposit instruments, including passbook savings (without check drawing features) and fixed-term certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. Beginning in 2003, we began offering non-interest-bearing checking accounts. We do not accept brokered deposits.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. To attract and retain deposits, we rely upon personalized customer service, long-standing relationships and generally rates in the upper half of those offered in our market area.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates, competition and our single office location. We believe the products we offer allow us to be competitive in obtaining funds and responding to changes in consumer demand. Based on historical experience, management believes our deposits are relatively stable. However, the ability to attract and maintain certificates of deposit, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions. At December 31, 2005, $21.3 million, or 49.1% of our deposit accounts were certificates of deposit, of which $18.1 million had maturities of one year or less.

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,
	2005			2004			2003
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
				(dollars in thousands)
Savings deposits	$21,827	50.15%	1.20%	$22,552	50.60%	1.15%	$24,496	52.09%	1.09%
Certificates of deposit	21,348	49.05	3.01	21,936	49.21	2.03	22,402	47.64	2.18
Non- interest- bearing checking accounts	350	0.80	—	83	0.19	—	128	0.27	—
Total deposits	$43,525	100.00%	2.08%	$44,571	100.00%	1.58%	$47,026	100.00%	1.60%

The following table sets forth certificates of deposit by time remaining until maturity as of December 31, 2005.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(in thousands)
Certificates of deposit less than $100,000	$5,878	$3,608	$3,498	$2,374	$15,358
Certificates of deposit of $100,000 or more(1)	1,397	2,188	1,523	882	5,990
Total of certificates of deposit	$7,275	$5,796	$5,021	$3,256	$21,348
____________
(1)
The weighted average interest rates for these accounts, by maturity period, are: 2.78% for 3 months or less; 3.20% for 3 to 6 months; 3.66% for 6 to 12 months; and 3.80% for over 12 months. The overall weighted average interest rate for accounts of $100,000 or more was 3.30%.

The following table sets forth, by interest rate range, information concerning certificates of deposit at the dates indicated.

	At December 31, 2005
	Period to Maturity
	Less Than One Year	One to Two Years	Two to Three Years	More Than Three Years	Total	Percent of Total
	(dollars in thousands)
Interest Rate Range:
2.00% to 2.99%	$12,298	$591	$—	$—	$12,889	60.38%
3.00% to 3.99%	4,825	1,053	747	158	6,783	31.77
4.00% to 4.99%	969	224	140	3	1,336	6.26
5.00% to 5.99%	—	—	—	340	340	1.59
Total	$18,092	$1,868	$887	$501	$21,348	100.00%

Borrowings

Due to our current level of available funds for operations, we historically have not used borrowings. If needed, we may obtain advances from the Federal Home Loan Bank of Chicago provided certain standards related to creditworthiness are met.

Properties

The following table provides certain information with respect to our banking office as of December 31, 2004 and December 31, 2005:

Location	Leased or Owned	Year Acquired	Net Book Value of Real Property at December 31, 2005	Net Book Value of Real Property at December 31, 2004
2212 West Cermak Road Chicago, Illinois 60608	Owned	1964	$191,000	$216,000

The net book value of our premises, land and equipment was $305,000 at December 31, 2005 and $357,000 at December 31, 2004.

Subsidiary Activities

Mutual Bancorp’s only subsidiary will be the Bank. The Bank currently operates one subsidiary, EMEFES Service Corporation, which provides insurance brokerage services to our customers. Brokerage commissions earned by EMEFES totaled approximately $4,000 for the twelve months ended December 31, 2005. Presently, there are no plans to expand the insurance brokerage operations.

Legal Proceedings

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. At December 31, 2005, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Personnel

As of December 31, 2005, we had 15 full-time employees and three part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

FEDERAL AND STATE TAXATION

Federal Taxation

General. We are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. Our federal income tax returns have not been audited by the Internal Revenue Service during the past five years. The following discussion of federal income taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Mutual MHC, Mutual Bancorp or the Bank.

Method of Accounting. For federal income tax purposes, Mutual MHC and the Bank currently report their income and expenses on the accrual method of accounting and use a tax year ending December 31 for filing their federal income tax returns.

Bad Debt Reserves. Prior to the Small Business Protection Act of 1996 (the “1996 Act”), the Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. The Bank was required to use the reserve method in computing its bad debt deduction beginning with its 1997 federal tax return (similar to commercial banks). Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At December 31, 2005 the Bank had no remaining reserves subject to recapture.

Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if the Bank failed to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift related recapture rules. At December 31, 2004, our total federal pre-1988 base year reserve was approximately $2.6 million. However, under current law, pre-1988 base year reserves remain subject to recapture if the Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (the “Code” or “Internal Revenue Code”), imposes a corporate alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus or minus certain AMT adjustments, plus certain tax preferences (“alternative minimum taxable income” or “AMTI”). The AMT is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular corporate income tax. Net operating losses can generally offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Bank has not been subject to the alternative minimum tax and has no such amounts available as credits for carryover.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2005, the Bank had no net operating loss carryforwards for federal income tax purposes.

Corporate Dividends-Received Deduction. Mutual Bancorp may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient owns at least 20% of the stock of the corporation but does not file a consolidated return with such corporation, and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf.

State Taxation

We are required to file Illinois income tax returns and pay tax at a stated tax rate of 7.3% of Illinois taxable income. For these purposes, Illinois taxable income generally means federal taxable income subject to certain adjustments, including without limitation, the exclusion of interest income on United States obligations.

SUPERVISION AND REGULATION

General

The Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the Federal Deposit Insurance Corporation, or FDIC, as the insurer of its deposits. The Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund, or SAIF, managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and, under certain circumstances, the FDIC to evaluate the Bank’s safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on us and our operations. Mutual MHC, as a savings and loan holding company, is required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of the OTS. Mutual Bancorp will also be subject to those rules as well as the regulations of the Securities and Exchange Commission under the federal securities laws.

Certain of the regulatory requirements that are or will be applicable to us are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on us and is qualified in its entirety by reference to the actual statutes and regulations.

Regulation of Federal Savings Institutions

Business Activities. Federal law and regulations, primarily the Home Owners’ Loan Act and the regulations of the OTS, govern the activities of federal savings institutions, such as the Bank. These laws and regulations delineate the nature and extent of the activities in which federal savings institutions may engage. In particular, certain lending authority for federal savings institutions, commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of an institution’s capital or assets.

Branching. Federal savings institutions are authorized to establish branch offices in any state or states of the United States and its territories, subject to the approval of the OTS.

Capital Requirements. The OTS’s capital regulations require federal savings institutions to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum of a greater than 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions generally must deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard requires federal savings institutions to maintain Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships, non-withdrawable accounts and remaining goodwill. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At December 31, 2005, the Bank met each of these capital requirements.

Prompt Corrective Regulatory Action. The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a leverage ratio of less than 4% (or less than 3% for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings institution that has a total risk-based capital ratio of less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the OTS is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” An institution must file a capital restoration plan with the OTS within 45 days of the date it receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. “Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Loans to One Borrower. Federal law provides that savings institutions generally are subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit, if not fully secured, to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if fully secured by specified readily-marketable collateral.

Standards for Safety and Soundness. As required by statute, the federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that a savings institution fails to meet any standard prescribed by the guidelines, the OTS may require the institution to submit an acceptable plan to achieve compliance with the standard. The Bank has not received any notice that it has failed to meet any standard prescribed by the guidelines.

Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to stockholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the OTS is required before any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under OTS regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OTS. If an application is not required, the institution must still provide prior notice to the OTS of the capital distribution if, like the bank, it is a subsidiary of a holding company. If the bank’s capital were ever to fall below its regulatory requirements or the OTS notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution that would otherwise be permitted by the regulation, if the agency determines that such distribution would constitute an unsafe or unsound practice.

Qualified Thrift Lender Test. Federal law requires savings institutions to meet a qualified thrift lender test. Under the test, a savings institution is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.” As of December 31, 2005, the Bank maintained 99.3% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Transactions with Related Parties. Federal law limits the bank’s authority to lend to, and engage in certain other transactions with (collectively, “covered transactions”), “affiliates” (e.g., any company that controls or is under common control with an institution, including Mutual Bancorp, Mutual MHC and their non-savings institution subsidiaries). The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus. Loans and other specified transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The bank’s authority to extend credit to its executive officers, directors and 10% stockholders (“insiders”), as well as entities affiliated with such persons, is limited. The Bank is restricted both in the individual and the aggregate amount of loans it may make to insiders based, in part, on the bank’s capital position and the requirement that certain board approval procedures to be followed. Such loans must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. There are additional restrictions applicable to loans to executive officers.

Enforcement. The OTS has primary enforcement responsibility over federal savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors, to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The FDIC has authority to recommend to the director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Assessments. Federal savings institutions must pay assessments to the OTS to fund its operations. The general assessments, paid on a semi-annual basis, are based upon the savings institution’s: total assets, including consolidated subsidiaries, as reported in the institution’s latest quarterly thrift financial report; condition; and complexity of business.

Insurance of Deposit Accounts. On February 1, 2006, the Federal Deposit Insurance Reform Act of 2005 (the “Insurance Reform Act”) was signed into law. The Insurance Reform Act calls for the merger of the bank insurance fund and savings association insurance fund into a single deposit insurance fund (“DIF”), which is to take place by July 1, 2006. In addition, the Insurance Reform Act increases the deposit insurance coverage limit to $250,000 for certain retirement accounts (mostly IRA’s, Keogh accounts, “457” Plans for state employees and 401(k) accounts) and indexes future insurance coverage to inflation beginning in 2011. The Insurance Reform Act also allows the FDIC to raise or lower the designated reserve ratio between 1.15% and 1.50% on an annual basis. It also authorizes certain one-time premium assessment credits to insured institutions, awards DIF dividends under certain circumstances, and authorizes the FDIC to revise the current risk-based system for determining assessments. The FDIC is required to promulgate regulations implementing the requirements of the Insurance Reform Act by November 2006. Until the FDIC promulgates these regulations, it is uncertain what, if any, impact this legislation will have on our operations. Under current regulations, the FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution’s assessment rate depends upon the categories to which it is assigned. Assessment rates for member institutions are determined semi-annually by the FDIC and currently range from zero basis points of assessable deposits for the healthiest institutions to 27 basis points of assessable deposits for the riskiest.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize the predecessor to the SAIF. During the calendar year ended December 31, 2005, Financing Corporation payments for SAIF members averaged 0.00335% of assessable deposits. At December 31, 2005, the Bank had paid all fees and assessments for deposit insurance.

The FDIC may terminate an institution’s insurance of deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. We do not know of any practice, condition or violation that might lead to termination of deposit insurance.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank of Chicago, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 5% of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2005 of $500,000.

The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, our net interest income would likely also be reduced.

Community Reinvestment Act. Under the Community Reinvestment Act, as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the OTS, in connection with its examination of a savings institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution.

The Community Reinvestment Act requires public disclosure of an institution’s rating and requires the OTS to provide a written evaluation of a bank’s Community Reinvestment Act performance utilizing a four-tiered descriptive rating system. The Bank received a “satisfactory” rating as a result of its most recent Community Reinvestment Act assessment.

Liquidity. A federal savings institution is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

Prohibitions Against Tying Arrangements. Federal savings institutions are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Holding Company Regulation

General. Mutual MHC is, and Mutual Bancorp will be, savings and loan holding companies within the meaning of federal law. As such, they are registered with the OTS and are subject to OTS regulations, examinations, supervision, reporting requirements and regulations concerning corporate governance and activities. In addition, the OTS has enforcement authority over Mutual Bancorp and Mutual MHC and their non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the bank.

Restrictions Applicable to Mutual Holding Companies. According to federal law and OTS regulations, a mutual holding company, such as Mutual MHC, may generally engage in the following activities: (1) investing in the stock of a bank; (2) acquiring a mutual association through the merger of such association into a bank subsidiary of such holding company or an interim bank subsidiary of such holding company; (3) merging with or acquiring another holding company, one of whose subsidiaries is a bank; and (4) any activity approved by the Federal Reserve Board for a bank holding company or financial holding company or previously approved by OTS for multiple savings and loan holding companies.

Recent legislation, which authorized mutual holding companies to engage in activities permitted for financial holding companies, expanded the authorized activities. Financial holding companies may engage in a broad array of financial service activities including insurance and securities.

Federal law prohibits a savings and loan holding company, including a federal mutual holding company, from directly or indirectly, or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings institution, or its holding company, without prior written approval of the OTS. Federal law also prohibits a savings and loan holding company from acquiring more than 5% of a company engaged in activities other than those authorized for savings and loan holding companies by federal law; or acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, except: (1) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (2) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

If the savings institution subsidiary of a savings and loan holding company fails to meet the qualified thrift lender test, the holding company must register with the Federal Reserve Board as a bank holding company within one year of the savings institution’s failure to so qualify.

Stock Holding Company Subsidiary Regulation. The OTS has adopted regulations governing the two-tier mutual holding company form of organization and subsidiary stock holding companies that are controlled by mutual holding companies. We intend to adopt this form of organization and it will continue in place after the stock offering. Mutual Bancorp is the proposed stock holding company subsidiary of Mutual MHC. Mutual Bancorp will be permitted to engage in activities that are permitted for Mutual MHC subject to the same restrictions and conditions.

Waivers of Dividends by Mutual Federal Bancorp MHC. OTS regulations require Mutual MHC to notify the OTS if it proposes to waive receipt of dividends from Mutual Bancorp. The OTS reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members; (ii) for as long as the savings institution subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company is considered as a restriction on the retained earnings of the savings institution, which restriction, if material, is disclosed in the public financial statements of the savings institution as a note to the financial statements; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with SFAS 5, where the savings institution determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; and (iv) the amount of any waived dividend is considered as having been paid by the savings institution in evaluating any proposed dividend under OTS capital distribution regulations. We anticipate that Mutual MHC will waive dividends that Mutual Bancorp may pay, if any.

Conversion of Mutual MHC to Stock Form. OTS regulations permit Mutual MHC to convert from the mutual form of organization to the capital stock form of organization. There can be no assurance when, if ever, a conversion transaction will occur, and Mutual MHC’s board of directors has no current intention or plan to undertake a conversion transaction. In a conversion transaction a new holding company would be formed as the successor to Mutual MHC, Mutual MHC’s corporate existence would end, and certain depositors of the Bank would receive the right to subscribe for additional shares of the new holding company. In a conversion transaction, each share of Mutual Bancorp common stock held by stockholders other than Mutual MHC would be automatically converted into a number of shares of common stock of the new holding company based on an exchange ratio determined at the time of conversion that ensures that stockholders other than Mutual MHC own the same percentage of common stock in the new holding company as it owned in Mutual Bancorp immediately before conversion. Under OTS regulations, stockholders other than Mutual MHC would not be diluted because of any dividends waived by Mutual Bancorp (and waived dividends would not be considered in determining an appropriate exchange ratio), in the event Mutual MHC converts to stock form. The total number of shares held by stockholders other than Mutual MHC after a conversion transaction also would be increased by any purchases by stockholders other than Mutual MHC in the stock offering conducted as part of the conversion transaction.

Acquisition of Control. Under the federal Change in Bank Control Act, a notice must be submitted to the OTS if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings institution. An acquisition of “control” can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or savings institution or as otherwise defined by the OTS. Under the Change in Bank Control Act, the OTS has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Sarbanes-Oxley Act of 2002

Through the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, public companies (including publicly held holding companies such as Mutual Bancorp) became subject to a broad range of corporate governance and accounting measures. Sarbanes-Oxley’s principal provisions, many of which have been interpreted and implemented through recently adopted rules, provide for and include, among other things, corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer of a public company certify its financial statements.

In addition, Section 404 of Sarbanes-Oxley, as implemented, requires that public companies report management’s evaluation of the effectiveness of the company’s internal control over financial reporting. Additionally, such companies’ senior management must evaluate, as of the end of each fiscal period, any change in the company’s internal control over financial reporting that occurred during the period that materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting. Recently, however, the SEC has extended the Section 404 compliance deadline for smaller public companies, such as, following the offering, Mutual Bancorp, while the costs and other burdens of Section 404 on small issuers is further evaluated.

Although we anticipate that we will incur additional expense in complying with the provisions of Sarbanes-Oxley and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

Privacy Requirements of the GLBA

The Gramm-Leach-Bliley Act of 1999 provided for sweeping financial modernization for commercial banks, savings banks, securities firms, insurance companies, and other financial institutions operating in the United States. Among other provisions, the Gramm-Leach-Bliley Act places limitations on the sharing of consumer financial information with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of personal financial information with unaffiliated third parties.

Anti-Money Laundering

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”) significantly expanded the responsibilities of financial institutions, including savings and loan associations, in preventing the use of the U.S. financial system to fund terrorist activities. Title III of the USA PATRIOT Act requires financial institutions operating in the United States to develop and maintain new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations. The OTS will carefully review an institution’s compliance with the requirements of the Bank Secrecy Act when examining an institution or evaluating an application submitted by an institution. The OTS may require an institution to take various actions to ensure that it is meeting the requirements of the Bank Secrecy Act.

Federal Securities Laws

Upon completion of the offering, we will be subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

The registration under the Securities Act of shares of common stock to be issued in the offering does not cover the resale of those shares. Shares of common stock purchased by persons who are not affiliates of Mutual Bancorp may be resold without registration. Shares purchased by an affiliate of Mutual Bancorp will be subject to the resale restrictions of Rule 144 under the Securities Act. If Mutual Bancorp meets the current public information requirements of Rule 144, each affiliate of Mutual Bancorp that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of the outstanding shares of Mutual Bancorp or the average weekly volume of trading in the shares during the preceding four calendar weeks. In the future, Mutual Bancorp may permit affiliates to have their shares registered for sale under the Securities Act, though we currently have no plans to do so.

Other Regulations

Interest and other charges collected or contracted for by the Bank are subject to federal laws concerning interest rates. The bank’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•
Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the Bank also are subject to the:

•
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•
Electronic Funds Transfer Act and Regulation E promulgated thereunder, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•
Check Clearing for the 21st Century Act (also known as “Check 21”), which, effective October 28, 2004, gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check.

ITEM 2.	DESCRIPTION OF PROPERTY

The Company is located and conducts its business at the Bank’s sole office at 2212 West Cermak Road, Chicago, Illinois 60608. The Bank owns the building at that location. The Company believes that the current facilities are adequate to meet its present and immediately foreseeable needs.

ITEM 3.	LEGAL PROCEEDINGS

The Company and the Bank are not involved in any pending proceedings other than the legal proceedings occurring in the ordinary course of business. Such legal proceedings in the aggregate are believed by management to be immaterial to the Company’s business, financial condition, results of operations and cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders of Mutual Bancorp during the fourth quarter of the year ended December 31, 2005.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Mutual Bancorp’s common stock will be traded on the Over-the-Counter Bulletin Board upon the completion of our currently pending stock offering. At present and at December 31, 2005, there was no established public trading market for Mutual Bancorp’s common stock and there are no holders of Mutual Bancorp common stock.

Dividend Policy

After the completion of the offering, our board of directors will have the authority to declare dividends on our common stock, subject to statutory and regulatory requirements. However, no decision has been made with respect to the payment of dividends. The payment of dividends in the future, if any, would depend upon a number of factors, including capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. Special cash dividends, stock dividends or returns of capital may, to the extent permitted by OTS policy and regulations, be paid in addition to, or in lieu of, regular cash dividends. The Bank has filed consolidated federal and state income tax returns with Mutual MHC. As a result, we anticipate that any cash distributions made by Mutual Bancorp to its stockholders would be treated as cash dividends and not as a non-taxable return of capital for federal and state tax purposes.

In the future, if we determine that dividends should be paid, our dividends may depend, in part, upon receipt of dividends from the Bank, because Mutual Bancorp initially will have no source of income other than dividends from the Bank, earnings from the investment of proceeds from the sale of shares of common stock, and interest payments with respect to the loan to the employee stock ownership plan. A regulation of the OTS imposes limitations on “capital distributions” by savings institutions. See “Supervision and Regulation—Regulation of Federal Savings Institutions—Limitation on Capital Distributions”.

If in the future we decide to pay dividends to our stockholders, we also will be required to pay dividends to Mutual MHC, unless Mutual MHC elects to waive the receipt of dividends. We anticipate that Mutual MHC will waive receipt of any such dividends. Any decision to waive dividends will be subject to regulatory approval. Under OTS regulations, public stockholders would not be diluted for any dividends waived by Mutual MHC in the event Mutual MHC converts to stock form. See “Supervision and Regulation—Holding Company Regulation”.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition and results of operations. You should read the information in this section in conjunction with our audited consolidated financial statements, which begin on page F-1, and the other business and financial information provided in this annual report.

Overview

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities, mortgage-backed securities and other interest-earning assets (primarily cash and cash equivalents), and the interest we pay on our interest-bearing liabilities, consisting of savings accounts and time deposits. Our results of operations also are affected by our provisions for loan losses, non-interest income and non-interest expense. Non-interest income currently consists primarily of gains and losses on the sale of securities and miscellaneous other income. Non-interest expense currently consists primarily of salaries and employee benefits, occupancy, data processing, and other operating expenses (consisting primarily of professional fees). Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Forward-Looking Statements

This report contains forward-looking statements, which can be identified by the use of such words as estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions. These forward-looking statements include:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans and prospects and growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events:

•	significantly increased competition among depository and other financial institutions;

•	our ability to enter new markets successfully and take advantage of growth opportunities;

•	our ability to successfully implement our business plan;

•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	general economic conditions, either nationally or in our market area, that are worse than expected;

•	adverse changes in the securities markets;

•	legislative or regulatory changes that adversely affect our business;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board and the PCAOB; and

•	changes in our organization, compensation and benefit plans.

These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider our critical accounting policies to be those related to our allowance for loan losses.

Allowance for Loan Losses. The allowance for loan losses is the estimated amount considered necessary to cover probable incurred losses in the loan portfolio at the balance sheet date. The allowance is established through a provision for loan losses that is charged against income. In determining the allowance for loan losses, management makes significant estimates and has identified this policy as one of our most critical.

Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. We consider a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change.

The analysis has two components: specific and general allocations. Specific allocations are made for loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general allowance for loan losses. Actual loan losses may be significantly more than the allowances we have established which could have a material negative effect on our financial results.

Selected Consolidated Financial and Other Data

The following tables set forth our selected historical financial and other data for the periods and at the dates indicated. The information should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained elsewhere herein.

	At December 31,
	2005	2004
	(dollars in thousands)
Selected Financial Condition Data:
Total assets	$64,489	$64,745
Loans, net	38,030	28,326
Interest-bearing deposits	13	2,607
Securities available-for-sale	24,028	31,596
Federal Home Loan Bank stock, at cost	500	477
Deposits	43,525	44,571
Equity	18,336	18,540

	Year Ended December 31,
	2005	2004
	(dollars in thousands)
Selected Operating Data:
Total interest and dividend income	$3,235	$3,193
Total interest expense	788	728
Net interest income	2,447	2,465
Provision for loan losses	20	—
Net interest income after provision for loan losses	2,427	2,465
Total non-interest income	520	1,609
Total non-interest expense	1,762	1,627
Income before income tax expense	1,185	2,447
Income tax expense	442	921
Net income	$743	$1,526

	At or for the Years Ended December 31,
	2005	2004
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	1.15%	2.25%
Return on average equity	4.06	8.08
Average interest rate spread(1)	3.45	3.44
Net interest margin(2)	3.95	3.85
Efficiency ratio(3)	70.93	65.16
Non-interest expense to average total assets	2.72	2.39
Average interest-earning assets to average interest-bearing liabilities	139.46	135.80
Asset Quality Ratios:
Non-performing assets to total assets	0.29%	0.47%
Non-performing loans to total loans	0.48	1.07
Allowance for loan losses to non-performing loans	0.92x	0.49x
Allowance for loan losses to total loans	0.44%	0.53%
Capital Ratios:
Equity to total assets	28.43%	28.64%
Tangible capital	28.36	28.02
Tier 1 (core) capital	28.36	28.02
Tier 1 risk-based ratio(4)	72.36	76.91
____________
(1)	The average interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(2)	The net interest margin represents other net interest income as a percent of average interest-earning assets for the period.
(3)	The efficiency ratio represents other expense as a percent of net interest income plus other income less securities gains.
(4)	Tier 1 risk-based ratio represents Tier 1 capital of the Bank divided by its risk-weighted assets as defined in federal regulations on required capital.

Comparison of Financial Condition at December 31, 2005 and December 31, 2004

Our total assets decreased by $256,000, or 0.4%, to $64.5 million at December 31, 2005, from $64.7 million at December 31, 2004. Loans receivable increased $9.7 million, or 34.3%, to $38.0 million at December 31, 2005, from $28.3 million at December 31, 2004, reflecting an increase in multi-family residential mortgage loans of $5.1 million, or 57.8%, to $13.8 million at December 31, 2005, from $8.8 million at December 31, 2004, and an increase in one-to-four family residential mortgage loans of $4.7 million, or 23.5%, to $24.4 million, from $19.8 million. Cash and cash equivalents decreased $2.4 million, or 66.1%, to $1.3 million at December 31, 2005, from $3.7 million at December 31, 2004, and securities available for sale decreased $7.6 million, or 24.0%, to $24.0 million at December 31, 2005, from $31.6 million at December 31, 2004.

While multi-family residential properties have always comprised a large part of our immediate market area, the increase in both multi-family and one-to-four family residential mortgage loans during 2005 is the result of our continued focus in this area as a result of the efforts of a new loan officer, as well as an increase in the dollar amount of multi-family mortgage loan referrals that have been generated from our new borrowers. Management also believes the increase in loans is the result of borrowers seeking to lock in financing at current rates in a rising interest rate environment.

Total deposits decreased $1.0 million, or 2.4%, to $43.5 million at December 31, 2005, from $44.6 million at December 31, 2004. The decrease in deposits resulted, in management’s opinion, primarily from increased competition for funds based on rate and increasing returns in other markets. We did not utilize any brokered deposits during 2005 or 2004.

Equity decreased $204,000, or 1.1%, to $18.3 million at December 31, 2005, from $18.5 million at December 31, 2004, reflecting net income of $743,000, offset by a $647,000 decrease in accumulated unrealized gains in the fair value of securities available-for-sale, and a $300,000 dividend paid to Mutual MHC.

Comparison of Operating Results for the Years Ended December 31, 2005 and 2004

General. Net income decreased $783,000, or 51.3%, to $743,000 for the year ended December 31, 2005, from $1.5 million for the year ended December 31, 2004. The decrease in net income reflected a $1.1 million decrease in gains on the sale of securities and a $135,000 increase in operating expenses, primarily from a $113,000 increase in salaries and employee benefits. Return on average assets was 1.15% for the year ended December 31, 2005, compared to 2.25% for the year ended December 31, 2004, and return on equity was 4.06% and 8.08% for these same two periods.

Interest Income. Interest and dividend income stayed approximately the same, at $3.2 million for the years ended December 31, 2005 and 2004. A 25 basis point increase in the average yield on interest-earning assets, from 4.98% in 2004 to 5.23% in 2005, was offset by a $2.2 million, or 3.4%, decrease in the average balance of interest-earning assets.

Interest income and fees from loans receivable increased $136,000, or 6.9%, to $2.1 million for the year ended December 31, 2005, from $2.0 million for the year ended December 31, 2004. The increase was due to an increase in the average balance of loans of $2.5 million, or 8.3%, to $32.0 million in 2005, from $29.6 million in 2004, partially offset by a nine basis point decrease in the average yield on loans to 6.55% in 2005, from 6.64% in 2004.

Interest and dividend income from securities and deposits decreased $94,000, or 7.6%, to $1.1 million for the year ended December 31, 2005 from $1.2 million for the year ended December 31, 2004.

The decrease resulted from a decrease in the average balance of these investments of $4.6 million, or 13.5%, to $29.9 million in 2005, from $34.5 million in 2004, partially offset by an increase in the average yield on securities and deposits to 3.80% in 2005, from 3.56% in 2004.

Interest Expense. Total interest expense increased $60,000, or 8.2%, to $788,000 for 2005, from $728,000 for 2004. The increase in interest expense resulted from an increase in the average cost of deposits to 1.78% in 2005, from 1.54% in 2004, partially offset by a $2.8 million decrease in the average balance of interest-bearing deposits. Interest expense on certificates of deposit increased $58,000, or 12.5%, due to a 36 basis point increase in the average rate paid on such deposits from 2.05% for the year ended December 31, 2004, to 2.41% for the year ended December 31, 2005. This was partially offset by a decrease in the average balance of certificates of deposit of $953,000, or 4.2%, to $21.7 million in 2005, from $22.6 million in 2004.

Net Interest Income. Net interest income decreased $18,000, or 0.7%, to $2.45 million for the year ended December 31, 2005, from $2.47 million for the year ended December 31, 2004. Our net interest margin increased to 3.95% during 2005, from 3.85% during 2004, and our interest rate spread increased to 3.45% in 2005, from 3.44% in 2004. The average yield on interest earning assets increased from 4.98% in 2004 to 5.23% in 2005, but was partially offset by the $2.2 million decrease in average interest earning assets, with interest income increasing by $42,000. At the same time the average rate paid on deposits increased from 1.54% in 2004 to 1.78% in 2005, and, despite a $2.8 million drop in average deposit balances, caused interest expense to increase by $60,000 in 2005. The combination of both factors resulted in the $18,000 total reduction in net interest income between periods.

Provision for Loan Losses. We make provisions for loan losses, which are charged to operations, so that our allowance for loan losses is maintained at a level necessary to absorb probable incurred loan losses at the date of the financial statements. While the Bank has not had a loan charge-off since 1996, the Bank evaluates the level of the allowance for loan losses quarterly. Management, in determining the allowance for loan losses and the resulting provision necessary, considers the losses inherent in our loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions, as well as peer group data. The Bank’s loan committee determines the type of loans to be evaluated for impairment on an individual basis and the types of loan to be evaluated on a collective basis based on similarities in loss performance, such as our one-to-four family residential loans and multifamily residential loans. We then utilize a two-tier approach: (1) for the types of loans to be evaluated on an individual basis, identification of impaired loans and establishment of specific loss allowances on such loans, and (2) for the types of loans to be evaluated on a collective basis, establishment of loan loss allocations on pools of loans.

Once a loan becomes delinquent, we may establish a specific loan loss allowance should we determine that the loan is impaired. A loan will be considered impaired when, based on current information and events (such as, among other things, delinquency status, the size of the loan, the type and market value of collateral and the financial condition of the borrower), it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated independently. We do not aggregate such loans for evaluation purposes. Specific allowances for impaired loans are established based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical measure, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

Loan loss allocations on pools of loans are based upon historical loan loss experience as adjusted after evaluation of other factors that may or may not be present, including changes in the composition of the loan portfolio, current national and local economic conditions, changes in lending policies and procedures, peer group information, and personnel changes in our lending management or staff. Since we do not have recent loss experience, determining the amount of the allowance for loan losses necessarily involves a high degree of judgment.

Assumptions and allocation percentages based on loan types and classification status have been consistently applied. We have allocated the allowance among categories of loan types as well as classification status at each period-end date. During the year ended December 31, 2005, our loan portfolio increased by $9.7 million, including a $5.1 million increase in our multi-family residential mortgage loans. Management believes multi-family loans present higher inherent risks than one-to-four family residential mortgage loans because historically multi-family loans have higher rates of default and because repayments may be affected to a greater degree by general economic conditions and interest rates. However, our strict underwriting standards, including a 75% maximum loan-to-value ratio on non-owner-occupied properties, and the fact that our multifamily loans generally have ten units or less, partially mitigates this risk.

During 2005, credit quality improved, with non-performing loans decreasing to $184,000 at December 31, 2005, from $306,000 at December 31, 2004. Loans delinquent for 60-89 days decreased to $518,000 at December 31, 2005, from $542,000 at December 31, 2004. There were no impaired loans at December 31, 2005. Typically non-performing loans are assigned a higher percentage of allowance allocation. However, due to the low percentage of such loans and the absence of recent loss history, the balance needed in the allowance over the period has remained relatively stable even as the loan portfolio increased.

The allowance for loan losses was $170,000, or 0.44% of gross loans outstanding at December 31, 2005, as compared with $150,000, or 0.53% of loans outstanding at December 31, 2004. In reviewing the allowance at December 31, 2005, we considered the growth in the loan portfolio, in particular the multi-family category, the reduction in non-performing loans and delinquent loans, and the fact that there were no non-performing or delinquent multi-family loans. After an evaluation of these factors, including the reallocation, management determined that it needed an additional $20,000 provision for loan losses, allocated to multi-family loans, for the year ended December 31, 2005. In a similar evaluation of the allowance for loan losses at December 31, 2004, management determined that there was no need for a provision for the year then ended.

Although we believe that we use the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses.

Non-Interest Income. Non-interest income decreased $1.1 million, or 67.7%, to $520,000 for the year ended December 31, 2005, from $1.6 million for year ended December 31, 2004. The decrease was due primarily to a $1.1 million decrease in gains on sales of FHLMC common stock.

We initially acquired 1,263 shares of FHLMC Participating Preferred Stock, with a cost basis of $59,361 ($47.00 per share), in 1984 as a dividend distribution from the Federal Home Loan Bank of Chicago. Subsequent stock splits and conversions of the stock in 1988 to Senior Participating Preferred, and in 1992 to voting common stock, increased this investment to a total of 60,624 shares of common stock (with a split adjusted basis of $0.9792 per share). Based on the concentration of unrealized gains in this one equity security, we have consistently monitored the performance of the stock and related market conditions, and have periodically sold shares since 1998. During the year ended December 31, 2005, we sold 7,468 shares for a gain of $483,000, compared to sales of 25,000 shares for a gain of $1.6 million during the year ended December 31, 2004. The proceeds from the gains in both years, net of related income taxes, were used to fund dividends to Mutual MHC in order to fund strategic plans for future growth.

At December 31, 2005, we held 8,000 shares of FHLMC common stock, as well as 10,000 shares of FHLMC preferred stock paying a non-cumulative annualized preferred dividend of 5.79%. While we do not currently plan to sell a significant portion of the remaining shares of FHLMC stock held in the investment portfolio, depending on liquidity or market conditions relating to the stock, we may decide that further sales are prudent.

Non-Interest Expense. Non-interest expense increased $135,000, or 8.3%, to $1.8 million for the year ended December 31, 2005 compared to $1.6 million for the prior year. Compensation and employee benefits increased $113,000, or 12.0%, to $1.1 million in 2005, from $940,000 in 2004, reflecting new employees, salary increases and higher benefit costs, including those associated with health insurance.

Occupancy expense decreased $16,000, or 7.7%, to $193,000 in 2005, from $209,000 in 2004, and data processing costs increased $6,000, or 6.2%, to $103,000 in 2005, from $97,000 in 2004. Professional fees, including legal, accounting and consulting fees, increased $13,000, or 10.4%, to $138,000 in 2005, from $125,000 in 2004, and miscellaneous other expenses increased $19,000, or 7.4%, to $275,000 in 2005, from $256,000 in 2004. The ratio of non-interest expense to average assets was 2.72% for the year ended December 31, 2005, compared to 2.39% for the same 2004 period.

Income Tax Expense. The provision for income taxes decreased $479,000, to $442,000 for the year ended December 31, 2005 from $921,000 for the prior year, due primarily to our lower level of income before income taxes of $1.2 million for the year ended December 31, 2005 compared with $2.4 million for the same period in 2004. The effective tax rates for the periods ended December 31, 2005 and 2004 were 37.30% and 37.64%, respectively.

Average Balance Sheet

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as their effects were not material. All average balances are based on an average of daily balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	At December 31,	For the Years Ended December 31,
	2005	2005			2004
	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
	(dollars in thousands)
Interest-earning assets:
Loans	6.25%	$32,041	$2,099	6.55%	$29,582	$1,963	6.64%
Securities available for sale	4.16	26,671	1,031	3.87	28,152	1,136	4.04
Federal Home Loan Bank Stock	3.00	489	23	4.70	462	28	6.06
Interest-earning deposits	2.34	2,702	82	3.03	5,893	66	1.12
Total interest-earning assets	5.42%	61,903	$3,235	5.23%	64,089	$3,193	4.98%
Non-interest-earning assets		2,801			3,874
Total assets		$64,704			$67,963
Interest-Bearing Liabilities:(1)
Savings deposits	1.20%	$22,730	$267	1.17%	$24,582	$265	1.08%
Certificates of deposit	3.01	21,658	521	2.41	22,611	463	2.05
Total interest-bearing liabilities	2.08%	44,388	$788	1.78%	47,193	$728	1.54%
Non-interest-bearing liabilities.		2,023			1,875
Total liabilities		46,411			49,068
Stockholders’ equity		18,293			18,895
Total liabilities and stockholders’ equity		$64,704			$67,963
Net interest income			$2,447			$2,465
Net interest rate spread(2)				3.45%			3.44%
Net interest-earning assets(3)		$17,515			$16,896
Net interest margin(4)				3.95%			3.85%
Ratio of interest-earning assets to interest-bearing liabilities				139.46%			135.80%
____________
(1)	Non interest-bearing checking deposits are included in non-interest-bearing liabilities.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for the major categories of our interest-earning assets and interest-bearing liabilities. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to changes in volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Years Ended December 31, 2005 vs. 2004
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(in thousands)
Interest-Earning Assets:
Loans	$161	$(25)	$136
Securities available for sale	(61)	(44)	(105)
Federal Home Loan Bank Stock	2	(7)	(5)
Interest-earning deposits	(21)	37	16
Total interest-earning assets	81	(39)	42
Interest-Bearing Liabilities:
Savings deposits	(19)	21	2
Certificates of deposit	(19)	77	58
Total interest-bearing liabilities	(38)	98	60
Change in net interest income	$119	$(137)	$(18)

Management of Market Risk

General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, which consist primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. Our board of directors has approved a series of policies for evaluating interest rate risk inherent in our assets and liabilities; for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives; and for managing this risk consistent with these policies. Senior management regularly monitors the level of interest rate risk and reports to the board of directors on our compliance with our asset/liability policies and on our interest rate risk position.

We have sought to manage our interest rate risk in order to control the exposure of our earnings and capital to changes in interest rates. During the low interest rate environment that has existed in recent years, we have managed our interest rate risk by maintaining a high equity-to-assets ratio and building and maintaining portfolios of shorter-term fixed rate residential loans and second mortgage loans. By maintaining a high equity-to-assets ratio, we believe that we are better positioned to absorb more interest rate risk in order to improve our net interest margin. However, maintaining high equity balances reduces our return on equity ratio, and investments in shorter-term assets generally bear lower yields than longer-term investments.

Net Portfolio Value. In past years, many savings institutions have measured interest rate sensitivity by computing the “gap” between the assets and liabilities that are expected to mature or reprice within certain time periods, based on assumptions regarding loan prepayment and deposit decay rates formerly provided by the OTS. However, the OTS now requires the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. The OTS provides all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of net portfolio value. The OTS simulation model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of net portfolio value. Historically, the OTS model estimated the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 300 basis points in 100 basis point increments. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The OTS provides us the results of the interest rate sensitivity model, which is based on information we provide to the OTS to estimate the sensitivity of our net portfolio value.

The table below sets forth, as of December 31, 2005, the estimated changes in our NPV and our net interest income that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Change In	NPV			Net Portfolio Value as a Percentage of Present Value of Assets
Interest Rates (Basis Points)	Estimated NPV	Amount of Change	Percentage Change	NPV Ratio	Change in Basis Points
		(dollars in thousands)
+300	$15,063	$(6,339)	-30%	24.73%	-702	bp
+200	17,166	(4,236)	-20	27.22	-453
+100	19,327	(2,075)	-10	29.61	-214
Unchanged	21,402	—	—	31.76	—
-100	23,027	1,625	+8	33.32	+157
-200	24,098	2,696	+13	34.28	+253

The table above indicates that at December 31, 2005, in the event of a 200 basis point decrease in interest rates, we would experience a 13% increase in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience a 20% decrease in net portfolio value.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in net portfolio value requires making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net portfolio value table presented assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the net portfolio value table provides an indication of our interest rate risk exposure at a particular point in time, such measurements do not provide a precise forecast of the effect of changes in market interest rates on net interest income and will differ from actual results.

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet our liquidity needs. We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay our borrowings and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives.

Our primary sources of liquidity are deposits, amortization and prepayment of loans, maturities of investment securities and other short-term investments, and earnings and funds provided from operations. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by our competition. We set the interest rates on our deposits to maintain a desired level of total deposits. In addition, we invest excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements.

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At December 31, 2005, $1.3 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities and increases in deposit accounts.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our consolidated statements of cash flows included with our consolidated financial statements included elsewhere in this prospectus.

Our primary investing activities are the origination of loans and the purchase of investment securities. During the year ended December 31, 2005, our loan originations, net of collected principal, totaled $9.7 million. During the year ended December 31, 2004, there was a net decrease that totaled $2.1 million. We did not sell any loans during the years ended December 31, 2005 and 2004. Cash received from calls and maturities of securities totaled $8.4 million and $11.8 million for the years ended December 31, 2005 and 2004, respectively. We purchased $1.9 million and $13.1 million in securities during the years ended December 31, 2005 and 2004, respectively, and sold $484,000 and $1.6 million in securities during the same two periods.

Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by us and by local competitors, and other factors. There was a net decrease in total deposits of $1.0 million and $2.5 million for the years ended December 31, 2005 and 2004, respectively. Management attributes these decreases primarily to the competitive rate environment.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provide an additional source of funds. At December 31, 2005 and December 31, 2004, we had no outstanding advances from the Federal Home Loan Bank of Chicago. Our available borrowing limit at December 31, 2005, was $10.0 million.

At December 31, 2005, we had outstanding commitments to originate loans of $2.0 million. At December 31, 2005, certificates of deposit scheduled to mature in less than one year totaled $18.1 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event we do not retain a significant portion of our maturing certificates of deposit, we will have to utilize other funding sources, such as Federal Home Loan Bank of Chicago advances, in order to maintain our level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents. In addition, the cost of such deposits may be significantly higher if market interest rates are higher at the time of renewal.

Off-Balance Sheet Arrangements

In the ordinary course of business, the Bank is a party to credit-related financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit. The Bank follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Therefore, the total commitment amounts do not necessarily represent future cash requirements.

At December 31, 2005 and December 31, 2004, the Bank had $2.0 million and $1.1 million, respectively, of commitments to grant mortgage loans.

Impact of Recent Accounting Pronouncements

FASB Statement 123(R), “Shares Based Payment,” addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method; and eliminates an entity’s ability to account for share-based compensation transactions using the intrinsic value method of accounting in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” which was permitted under Statement 123, as originally issued. The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. Statement 123(R) is effective for the Bank for fiscal year 2006. The adoption of Statement 123(R) is expected to reduce reported net income and earnings per share if we have a stock award program in place after the proposed statement becomes effective.

Impact of Inflation and Changing Prices

Our financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

ITEM 7.	FINANCIAL STATEMENTS

See Index to Financial Statements on page F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 8A.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as contemplated by Exchange Act Rule 13a-15. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Bank’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Bank (and its consolidated subsidiary) required to be included in the periodic reports the Bank is required to file and submit to the SEC under the Exchange Act.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Shared Management Structure

Initially, the directors of Mutual Bancorp will be the same persons who currently are the directors of the Bank and Mutual MHC. In addition, each executive officer of the Bank will be an executive officer of Mutual Bancorp. Although there are no present plans to do so, both Mutual Bancorp and the Bank may choose to appoint additional or different persons as directors and executive officers in the future. We expect that Mutual MHC, Mutual Bancorp and the Bank will continue to have common executive officers until there is a business reason to establish separate management structures. Presently, directors receive fees for their services from the Bank and Mutual MHC. After the offering, directors will receive fees from the Bank, Mutual Bancorp and Mutual MHC.

Directors of Mutual Federal Bancorp, Inc.

Initially, the board of directors of Mutual Bancorp will consist of six members. Directors will serve three-year staggered terms so that approximately one-third of the directors are elected at each annual meeting of stockholders. The class of directors whose term of office will expire at the first annual meeting of stockholders following completion of the offering are directors Julie H. Oksas and Stephanie Simonaitis. The class of directors whose term will expire at the second annual meeting of stockholders following completion of the offering are directors Stanley Balzekas III and Robert P. Kazan. The class of directors whose term of office will expire at the third annual meeting of stockholders following the completion of the offering are directors Stephen M. Oksas and Leonard F. Kosacz. Because we expect our stock to be traded on the OTC Bulletin Board, we will not be subject to the specific corporate governance standards of the Nasdaq Stock Market relating to board independence, although we expect that each of our directors except Stephen M. Oksas and Julie H. Oksas will be “independent” as defined under those rules.

Executive Officers of Mutual Federal Bancorp, Inc.

The following individuals will be our executive officers and will hold the offices set forth below opposite their names.

Name	Age(1)	Position
Stephen M. Oksas	48	Chairman, President and Chief Executive Officer
John L. Garlanger	59	Executive Vice President, Chief Financial Officer and Treasurer
Julie H. Oksas	43	Executive Vice President and Secretary
____________
(1)	As of December 31, 2005.

Executive officers of Mutual Bancorp will be elected annually and will hold office until their respective successors are elected or until death, resignation, retirement or removal by the board of directors.

Directors of the Bank and Mutual MHC

Board Composition. The Bank and Mutual MHC each have six directors. Currently, directors of the Bank are elected annually by Mutual MHC as its sole stockholder. Following the offering, the directors of the Bank will be elected by Mutual Bancorp as its sole stockholder.

The following table includes the directors’ names, their ages as of December 31, 2005, the calendar years when they began serving as directors and the years their current terms as directors will expire:

Directors(1)	Age	Position with Bank and Mutual MHC	Director Since	Term Expires
Leonard F. Kosacz	81	Director	1991	2006
Stephen M. Oksas	48	Chairman, President and CEO	1997	2006
Julie H. Oksas	43	Director and Secretary; Executive Vice President (Mutual MHC only)	2002	2007
Stephanie Simonaitis	93	Director	1969	2007
Stanley Balzekas III	50	Director	1999	2008
Robert P. Kazan	58	Director	1996	2008
____________
(1)	The address for each director is 2212 W. Cermak Road, Chicago, IL 60608.

Background of Our Directors and Executive Officers

The business experience for the past five years of each of our directors and executive officers is set forth below.

Stephen M. Oksas. Mr. Oksas has served as a director of the Bank since January 1997 and was appointed President of the Bank in March 1998 and Chairman in March 2000. In addition, he has served as President and Chief Executive Officer of Mutual MHC since November 2001. Prior to joining the bank, he was a senior examiner with the Federal Reserve Bank of Chicago and held various positions in finance and credit administration with First Interstate Bancorp and its subsidiary First Interstate Bank of California. He currently is a director of the Illinois League of Financial Institutions. Mr. Oksas is the spouse of Julie H. Oksas.

Stephanie Simonaitis. Ms. Simonaitis is currently retired. Previously, she was employed by the Bank for 69 years, including several years as a consultant following her retirement in 1996. Ms. Simonaitis acted as Secretary/Treasurer of the Bank and managed its daily operations.

Leonard F. Kosacz. Mr. Kosacz, currently retired, was with Metropolitan Bank in Chicago from 1949 to 1989, most recently as Senior Vice President. During his 40 years with Metropolitan Bank, his responsibilities included commercial lending, operations and marketing.

Robert P. Kazan, M.D. Dr. Kazan is a neurosurgeon and has served as the president of West Suburban Neurosurgical Associates, P.C., in Hinsdale, Illinois since 2000. He is the nephew of Stephanie Simonaitis.

Stanley Balzekas III. Mr. Balzekas, an attorney, has been the general manager of Balzekas Motor Sales, Inc. in Chicago, Illinois for over 20 years. He is actively involved in the Chicago Lithuanian community, including serving as a director of the Balzekas Museum of Lithuanian Culture and the Lithuanian Chamber of Commerce.

Julie H. Oksas. Ms. Oksas was appointed Executive Vice President of Mutual MHC in March 2005 and has served as director of the Bank and Mutual MHC since January 2002. Prior to joining the Bank, Ms. Oksas served as Vice President at Bank of America in its commercial real estate lending and loan workout departments. Since 2002, she has been an Illinois-licensed insurance salesperson.

John L. Garlanger. Mr. Garlanger, a certified public accountant, has served as Executive Vice President, Chief Financial Officer and Treasurer of Mutual MHC and the Bank since May 2005. Mr. Garlanger served as a securities and financial reporting consultant to Chesterfield Financial Corp., the holding company for Chesterfield Federal Savings and Loan based in Chicago, Illinois, from December 2001 until the completion of Chesterfield’s acquisition in December 2004. From December 1999 until December 2001, he was the Chief Financial Officer of Recruiter Toolbox, Inc., an Internet-based recruitment advertising agency. From December 1974 until May 1999, Mr. Garlanger was with Calumet Federal Savings and Loan Association of Chicago and its publicly traded holding company, Calumet Bancorp, Inc., most recently as Senior Vice President and Chief Financial Officer.

Meetings of the Board of Directors and Committees

The Board of Directors of Mutual Bancorp intends to meet on a monthly basis and may hold additional special meetings as needed. The boards of directors of Mutual MHC and the Bank meet on a monthly basis and from time to time hold additional special meetings. During the year ended December 31, 2005, each board of directors of the Bank and Mutual MHC held 12 regular and two special meetings. No director attended fewer than 75% of such meetings.

Committees of the Bank and Mutual MHC

Each board of directors of the Bank and Mutual MHC has a standing audit committee, which in each case is comprised of Mr. Balzekas, Dr. Kazan and Ms. Simonaitis. The audit committees are responsible for developing and monitoring internal audit and compliance programs and also receive and review all reports, findings and other information presented to them by management and the independent public accountants regarding financial reporting policies and practices. The Bank’s and Mutual MHC’s audit committees each met once during 2005.

The Bank’s board of directors also has a CRA committee, a loan committee, a compensation committee and a human resources committee. The CRA committee, which consists of Dr. Kazan, Mr. Kosacz and Ms. Oksas, provides oversight to our compliance staff in adhering with the rules and regulations of the Community Reinvestment Act. The loan committee, which is comprised of Messrs. Balzekas, Kosacz and Oksas, and Ms. Simonaitis, oversees the lending function at the Bank, which includes, among other things, approving loans in accordance with bank policies and periodically reviewing the adequacy of our allowance for loan losses. The compensation committee is comprised of Mr. Balzekas, Dr. Kazan and Mr. Kosacz and is responsible for reviewing and establishing salaries and benefits for our officers and employees on an annual basis. The human resources committee, which consists of Mr. Balzekas, Mr. Kosacz and Ms. Simonaitis, monitors employee/employer relations.

Mutual MHC’s board of directors also has a proxy committee currently comprised of Mr. Kosacz, Mr. Oksas and Ms. Simonaitis, which casts its votes as directed by the board in favor of the nominees selected by the members’ nominating committee. Mutual MHC’s board also has a strategic planning committee, consisting of Mr. Balzekas, Dr. Kazan and Mr. and Ms. Oksas.

Committees of Mutual Federal Bancorp, Inc.

In connection with Mutual Bancorp’s formation, an audit committee, a compensation committee, a nominating committee and a strategic planning committee will be established as follows:

The audit committee will be responsible for supervising Mutual Bancorp’s accounting, financial reporting and financial control processes. Generally, the audit committee will review the quality and integrity of our financial information and reporting functions, the adequacy and effectiveness of our system of internal accounting and financial controls, and the independent audit process, and will annually review the qualifications and approve the engagement of the independent public accountants. We intend that each member of the audit committee will be deemed “independent” as defined under the rules of the Securities and Exchange Commission, or SEC, within one year after the date the offering commences. At this time, we do not expect that any member of the audit committee will be an “audit committee financial expert” as defined by SEC regulations. However, we expect that the financial knowledge and experience of the audit committee members, including each member’s ability to read and understand fundamental financial statements for a community-based financial institution, will be cumulatively sufficient to discharge adequately the audit committee’s responsibilities.

The compensation committee will be responsible for reviewing the performance of the CEO, reviewing and recommending the compensation of our executive officers, including the CEO, evaluating and recommending additional employee benefits plans and compensation programs, including stock option grants, restricted share awards and annual bonuses, reviewing and recommending director compensation, advising the CEO on miscellaneous compensation issues, and advising management regarding management succession planning issues. The compensation committee will also advise and assist management in formulating policies regarding compensation.

The nominating committee will be responsible for recommending to the board of directors nominees for election as directors by stockholders at each annual meeting, and developing and evaluating the effectiveness of policies and practices relating to corporate governance.

Each of the committees listed above will operate under a written charter, which will govern its composition, responsibilities and operations.

Code of Ethics

We have adopted a Code of Ethics as required by the rules of the SEC. The Code of Ethics applies to all of our directors, officers, including our Chief Executive Officer and Chief Financial Officer, and employees. The Code of Ethics is posted and available on our website at www.mutualfederalbank.com.

Section 16(a) Beneficial Ownership Reporting Compliance

During the most recent fiscal year or prior fiscal years, there were no directors or officers of Mutual Bancorp subject to Section 16 of the Exchange Act as no shares of common stock of Mutual Bancorp were registered under the Exchange Act and no shares were issued and outstanding.

ITEM 10.	EXECUTIVE COMPENSATION

Director Compensation

Director Fees. Mutual Bancorp will pay a monthly retainer of $300 to each director and $200 to each non-employee director for each committee meeting attended. Currently, the Bank pays each director a monthly retainer fee of $750 and each non-employee director $250 for each committee meeting attended. The Bank paid fees totaling $58,000 for the year ended December 31, 2005. Effective January 1, 2006, the Bank will pay each director a monthly retainer of $800. All outside directors will continue to receive $250 per committee meeting attended, except that members of the audit committee will receive $350 per meeting.

Currently, Mutual MHC pays each director a monthly retainer of $300, and $200 to each non-employee director for each committee meeting attended. After January 1, 2006, directors will not receive a separate fee from Mutual MHC in the event of a joint committee meeting of the Bank and MHC. Mutual MHC paid fees totaling $24,600 to its directors during 2005 for board and committee attendance.

After the offering, directors will not receive a separate fee in the event of a joint committee meeting of the Bank and Mutual Bancorp.

Executive Officer Compensation

Summary Compensation Table. The following table sets forth certain information as to the total remuneration paid by the Bank to our Chief Executive Officer for the years ended December 31, 2004 and 2005. No other executive officer received salary and bonus in excess of $100,000 for 2004 or 2005.

		Annual Compensation(1)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	All Other Compensation (2)
Stephen M. Oksas, President and Chief Executive Officer	2005	$122,536	$13,000	$—	$22,600
	2004	$117,823	$11,000	$—	$21,178
____________
(1)	Summary compensation information is excluded for the fiscal year ended December 31, 2003, as neither the Bank nor Mutual MHC was a public company during 2003.
(2)
Consists of $9,000 in director’s fees and a profit sharing plan contribution of $13,600 in 2005. Consists of $8,250 in director’s fees, of which $7,650 were deferred, and a profit sharing plan contribution of $12,928 in 2004.

Employment Agreements. In connection with the offering, the Bank and Mutual Bancorp plan to enter into employment agreements with Mr. Oksas, Mr. Garlanger and Ms. Oksas.

Stephen M. Oksas. We will enter into an employment agreement with Stephen M. Oksas, President and Chief Executive Officer, to be effective as of the closing of the offering. The term of the agreement will be three years and, subject to Board approval, will be renewed for successive one-year terms, unless either party gives 90 days’ advance notice of an intention to terminate the agreement. The agreement will provide for an annual base salary of $127,438, subject to review from time to time, and may be increased when and to the extent the board of directors, in its discretion, determines. Mr. Oksas may receive a discretionary bonus to the extent determined by the board of directors and will be entitled to participate in benefit plans and other fringe benefits available to our executive officers.

Under the agreement, Mr. Oksas’ employment may be terminated by us at any time for “cause,” as defined in the agreement. If he resigns without “good reason,” the agreement will immediately terminate, and he would be entitled only to unpaid benefits accrued during the term of his employment. If Mr. Oksas chooses to resign with good reason, or we choose to terminate his employment without cause, he also will be entitled to receive severance in the amount equal to 200% of his then-current base annual salary, plus the average of the sum of the bonuses he earned during the previous three years, in addition to a pro rata bonus for the year of termination based on the prior year’s bonus amount, if any. The agreement also will provide for death benefits equal to six months of his then-current annual base salary.

In the event that Mr. Oksas is terminated after a change in control (as will be defined in the agreement) of Mutual Bancorp and the Bank, he will be entitled to a lump sum payment equal to three times the sum of (1) his annual base salary; (2) the greater of (a) his bonus amount, if any, for the prior year or (b) his average bonus, if any, for the three preceding years; and (3) the sum of the contributions that we would have made to him during the year under benefit plans and the annual value of any other executive perquisites. The agreement also will entitle Mr. Oksas to receive gross-up payments to cover any federal excise taxes payable by him in the event the change in control benefits are deemed to constitute “excess parachute payments” under section 280G of the Code. If such a payment was triggered as of December 31, 2005, Mr. Oksas would be entitled to a payment of $699,000, including tax gross-up payments.

The agreement will contain certain nonsolicitation provisions that prohibit Mr. Oksas from soliciting, either for his own account or for the benefit of any entity located within a 40 mile radius of any of our locations or any of our subsidiaries’ locations, any of our clients or employees. These nonsolicitation provisions will remain in effect for a period of one year after the termination of his employment.

Other Executives. We also plan to enter into employment agreements with John L. Garlanger, Executive Vice President and Chief Financial Officer, and Julie H. Oksas, Executive Vice President and Secretary (collectively referred to in this section as the “executives”), which will become effective as of the closing of the offering. The term of the agreements with each executive will be two years and, subject to Board approval, will automatically renew for an additional year, unless either party gives 90 days’ advance notice of an intention to terminate the agreement.

Mr. Garlanger’s initial base salary is expected to be his current salary of $92,000 and Ms. Oksas’ initial base salary is expected to be her current salary of $39,312, which reflects Ms. Oksas’ part-time schedule. We and Ms. Oksas will periodically review her part-time status and she may switch to a full-time position with a commensurate full-time salary at an undetermined time in the future. Each executive’s base salary will be subject to periodic review from time to time, and may be increased when and to the extent the board of directors, in its discretion, determines.

If the executive chooses to resign with good reason, or we choose to terminate his/her employment without cause, he/she will be entitled to receive severance in the amount equal to 100% of his/her then-current annual base salary, plus the average of the sum of any bonuses he/she earned during the previous three years, in addition to a pro rata bonus for the year of termination based on the prior year’s bonus amount, if any.

In the event the executive is terminated after a change of control (as defined in the agreement) of Mutual Bancorp and the Bank, he/she will be entitled to unpaid benefits accrued during the term of his/her employment, a pro rata bonus for the year of termination based on the prior year’s bonus amount, if any, and a lump-sum payment equal to the sum of: (a) two times annual base salary; plus (b) the greater of his/her bonus amount, if any, for the prior year or his/her average bonus, if any, for the three preceding years; and (c) the sum of contributions that we would have made to him/her during the year under benefit plans and the annual value of any other executive perquisites. The executive also will be entitled to outplacement counseling services for a reasonable period of time following termination.

Each agreement also will contain certain nonsolicitation provisions that prohibit the executive from soliciting, either for his/her own account or for the benefit of any entity located within a 40 mile radius of any of our locations or any of our subsidiaries’ locations, any of our clients or employees. These nonsolicitation provisions remain in effect for a period of one year after the termination of his/her employment.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

There currently are no equity securities of Mutual Bancorp outstanding and, at December 31, 2005, no securities were authorized for issuance under any equity compensation plans.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In the ordinary course of business, the Bank makes loans available to its directors, officers and employees. These loans are made in the ordinary course of business on substantially the same terms (including interest rate), including collateral, as comparable loans to other borrowers. Management believes that these loans neither involve more than the normal risk of collectibility nor present other unfavorable features. Federal regulations permit executive officers and directors to participate in loan programs that are available to other employees, as long as the director or executive officer is not given preferential treatment compared to other participating employees. Loans made to directors or executive officers, including any modification of such loans, must be approved by a majority of disinterested members of the board of directors. The interest rate on loans to directors and officers is the same as that offered to other employees.

ITEM 13.	EXHIBITS

The exhibits filed as a part of this Form 10-KSB are listed in the Exhibit Index, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate amount of the fees billed or to be billed by Crowe Chizek and Company LLC, our independent accountants, for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2005, including its reviews of Form 10-KSB to be filed with the Securities and Exchange Commission for 2005, was $57,000.

Audit-Related Fees

Audit-related fees include fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported above. Aggregate fees for audit-related services, which primarily consisted of services provided in conjunction with Mutual Bancorp’s stock offering, were $210,000 in fiscal 2005.

Tax Fees

Tax fees include fees for tax compliance services, including preparation of the fiscal 2005 tax return, and amended state returns for 2002, 2003 and 2004. Aggregate fees for tax services were $12,000 in fiscal 2005.

All Other Fees

There were no other services provided to us by Crowe Chizek during fiscal 2005.

MUTUAL FEDERAL SAVINGS AND LOAN ASSOCIATION OF CHICAGO
CHICAGO, ILLINOIS

Consolidated Financial Statements
December 31, 2005 and 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Mutual Federal Savings and Loan
Association of Chicago
Chicago, Illinois

We have audited the accompanying consolidated statements of financial condition of the Mutual Federal Savings and Loan Association of Chicago (a wholly owned subsidiary of Mutual Federal Bancorp, MHC) as of December 31, 2005 and 2004, and the related statements of income, stockholder’s equity, and cash flows for the years then ended. These financial statements are the responsibility of the Association’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Association as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Oak Brook, Illinois
February 22, 2006

MUTUAL FEDERAL SAVINGS AND LOAN ASSOCIATION OF CHICAGO
 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollar amounts in thousands except share data)

	2005	2004
ASSETS
Cash and cash equivalents	$1,250	$3,684
Securities available-for-sale	24,028	31,596
Loans, net of allowance for loan losses of $170 at December 31, 2005; $150 at December 31, 2004	38,030	28,326
Federal Home Loan Bank stock, at cost	500	477
Premises and equipment, net	305	357
Accrued interest receivable	236	255
Other assets	140	50
Total assets	$64,489	$64,745

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Non-interest-bearing deposits	$350	$83
Interest-bearing deposits	43,175	44,488
Total deposits	43,525	44,571
Advance payments by borrowers for taxes and insurance	361	258
Accrued interest payable and other liabilities	2,267	1,376
Total liabilities	46,153	46,205
Commitments and contingencies
Stockholder’s equity:
Preferred stock, no par value, 1,000,000 shares authorized	—	—
Common stock, $0.10 par value, 5,000,000 shares authorized, 10,000 shares issued and outstanding	1	1
Retained earnings	18,252	17,809
Accumulated other comprehensive income	83	730
Total stockholder’s equity	18,336	18,540

Total liabilities and stockholder’s equity	$64,489	$64,745

See accompanying notes to consolidated financial statements.

MUTUAL FEDERAL SAVINGS AND LOAN ASSOCIATION OF CHICAGO
 CONSOLIDATED STATEMENTS OF FINANCIAL INCOME
(Dollar amounts in thousands except share data)

	2005	2004
Interest and dividend income:
Loans, including fees	$2,099	$1,963
Securities	1,031	1,136
Interest earning deposits	82	66
Federal Home Loan Bank stock dividends	23	28
Total interest and dividend income	3,235	3,193
Interest expense:
Deposits	788	728

Net interest income	2,447	2,465
Provision for loan losses	20	—

Net interest income after provision for loan losses	2,427	2,465
Non-interest income:
Insurance commissions and fees	4	4
Gain on sale of securities	483	1,577
Other income	33	28
Total non-interest income	520	1,609
Non-interest expense:
Compensation and benefits	1,053	940
Occupancy and equipment	193	209
Data processing	103	97
Professional fees	138	125
Other expense	275	256
Total non-interest expense	1,762	1,627

Income before income taxes	1,185	2,447
Income tax expense	442	921

Net income	$743	$1,526

Earnings per share (basic and diluted)	$74.30	$152.60

See accompanying notes to consolidated financial statements.

MUTUAL FEDERAL SAVINGS AND LOAN ASSOCIATION OF CHICAGO
 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollar amounts in thousands)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance at December 31, 2003	$1	$17,283	$1,552	$18,836
Comprehensive income:
Net income	—	1,526	—	1,526
Change in net unrealized gain (loss) on securities available-for-sale, net of taxes and reclassification adjustments	—	—	(822)	(822)
Total comprehensive income				704
Cash dividends	—	(1,000)	—	(1,000)

Balance at December 31, 2004	1	17,809	730	18,540
Comprehensive income:
Net income	—	743	—	743
Change in net unrealized gain (loss) on securities available-for-sale, net of taxes and reclassification adjustments	—	—	(647)	(647)
Total comprehensive income				96
Cash dividends	—	(300)	—	(300)

Balance at December 31, 2005	$1	$18,252	$83	$18,336

See accompanying notes to consolidated financial statements.

MUTUAL FEDERAL SAVINGS AND LOAN ASSOCIATION OF CHICAGO
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	2005	2004
Cash flows from operating activities
Net income	$743	$1,526
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	20	—
Depreciation	87	101
Gain on sale of securities	(483)	(1,577)
Net amortization of securities	82	91
Federal Home Loan Bank stock dividends	(23)	(28)
Dividends reinvested on securities	(85)	(67)
Provision for deferred income taxes	(5)	14
Increase in accrued interest receivable and other assets	(71)	(20)
Increase in accrued interest payable and other liabilities	1,305	503
Net cash provided by operating activities	1,570	543
Cash flows from investing activities
Activity in securities available-for-sale:
Proceeds from maturities, calls, and principal repayments	8,401	11,837
Proceeds from sales	484	1,601
Purchases	(1,887)	(13,115)
Loan originations and payments, net	(9,724)	2,070
Additions to premises and equipment	(35)	(37)
Net cash provided by (used in) investing activities	(2,761)	2,356
Cash flows from financing activities
Net decrease in deposits	(1,046)	(2,455)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	103	(3)
Cash dividends paid	(300)	(1,000)
Net cash used in financing activities	(1,243)	(3,458)

Net increase (decrease) in cash and cash equivalents	(2,434)	(559)
Cash and cash equivalents at beginning of period	3,684	4,243

Cash and cash equivalents at end of period	$1,250	$3,684

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$779	$731
Income taxes	831	472

See accompanying notes to consolidated financial statements.

MUTUAL FEDERAL SAVINGS AND LOAN ASSOCIATION OF CHICAGO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation: The consolidated financial statements include Mutual Federal Savings and Loan Association of Chicago and its wholly owned subsidiary, EMEFES Service Corporation, together referred to as “the Association.” Intercompany transactions and balances are eliminated in consolidation. The Association is a wholly owned subsidiary of Mutual Federal Bancorp, MHC (“the MHC”). The MHC is owned by the depositors of the Association. These financial statements do not include the transactions and balances of the MHC. EMEFES Service Corporation is an insurance agency that sells insurance products to the Association’s customers. The insurance products are underwritten and provided by a third party.

The Association provides financial services through its office in Chicago. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage loans and loans on deposit accounts. Substantially all loans are secured by specific items of collateral, including one- to four-family and multifamily residential real estate, and deposit accounts. There are no significant concentrations of loans to any one customer. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the Chicagoland area.

Use of Estimates: To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan loss is particularly subject to change.

Cash Flows: Cash and cash equivalents include cash and deposits with other financial institutions available in less than 90 days. Net cash flows are reported for customer loan and deposit transactions.

Securities: Debt securities are classified as available-for-sale when they might be sold before maturity. Equity securities with readily determinable fair values are classified as available-for-sale. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax. Other securities such as Federal Home Loan Bank stock are carried at cost.

Interest income includes amortization of purchase premium or discount. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Association to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Loans: Loans that management has the intent and ability to hold until maturity or payoff are reported at the principal balance outstanding, net of undisbursed loan proceeds, deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method.

MUTUAL FEDERAL SAVINGS AND LOAN ASSOCIATION OF CHICAGO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share data)

Interest income on mortgage loans is discontinued at the time the loan becomes 90 days delinquent. Past-due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes that the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

A loan is impaired when full payment under the loan terms is not expected. Large multifamily residential real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as one- to four-family and small multifamily residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method, with useful lives ranging from 5 to 33 years. Furniture, fixtures, and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 7 years.

Foreclosed Assets: Assets acquired through or instead of loan foreclosures are initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Costs after acquisition are expensed. There were no foreclosed assets at December 31, 2005 and 2004.

Long-Term Assets: Premises and equipment and other long-term assets are reviewed for impairment when events indicate that their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Loan Commitments and Related Financial Instruments: Financial instruments include off-balance-sheet credit instruments, such as commitments to make loans issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

MUTUAL FEDERAL SAVINGS AND LOAN ASSOCIATION OF CHICAGO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share data)

Advertising Expense: The Association expenses all advertising costs as they are incurred. Total advertising costs for the years ended December 31, 2005 and 2004 were $27 and $23, respectively.

Income Taxes: Income tax expense is the total of the current-year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available-for-sale that are also recognized as separate components of equity.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe that there now are such matters that will have a material effect on the consolidated financial statements.

Earnings Per Common Share: Basic and diluted earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. There are no instruments issued that would cause the dilution to the weighted average number of shares.

Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Effect of Newly Issued But Not Yet Effective Accounting Standards: FAS 123, Revised, requires companies to record compensation cost for stock options provided to employees in return for employment service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options. This will apply to awards granted or modified in fiscal years beginning on or after June 15, 2005. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. Any income tax benefit for the exercise of stock options in excess of income tax expense for financial reporting purposes will be classified as a cash inflow for financing activities and a cash outflow for operating activities in the statement of cash flows.

Operating Segments: Internal financial information is primarily reported and aggregated in one line of business, banking. While the chief decision-makers monitor the revenue streams of the various products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

NOTE 2 - CASH AND CASH EQUIVALENTS

At December 31, 2005 and 2004, the Association had approximately $0 and $2,554, respectively, in an interest-bearing deposit account at the Federal Home Loan Bank of Chicago.

MUTUAL FEDERAL SAVINGS AND LOAN ASSOCIATION OF CHICAGO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share data)

NOTE 3 - SECURITIES

The amortized cost and fair value of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2005
U.S. agency and government- sponsored entity bonds	$8,694	$2	$(112)	$8,584
GNMA certificates	2,162	11	(38)	2,135
FNMA certificates	5,757	19	(122)	5,654
FHLMC certificates	3,798	17	(94)	3,721
Collateralized mortgage obligations	722	—	(11)	711
FHLMC common stock	8	515	—	523
FHLMC preferred stock	500	5	—	505
Mutual funds	2,250	—	(55)	2,195
Total available-for-sale	$23,891	$569	$(432)	$24,028

December 31, 2004
U.S. agency and government-sponsored entity bonds	$13,186	$49	$(83)	$13,152
GNMA certificates	2,931	23	(15)	2,939
FNMA certificates	6,388	81	(42)	6,427
FHLMC certificates	4,222	38	(52)	4,208
Collateralized mortgage obligations	996	37	—	1,033
FHLMC common stock	15	1,125	—	1,140
FHLMC preferred stock	500	46	—	546
Mutual funds	2,165	—	(14)	2,151
Total available-for-sale	$30,403	$1,399	$(206)	$31,596

At December 31, 2005 and 2004, there were no holdings of securities of any one issuer, other than U.S. agency and U.S. government-sponsored entities, in an amount greater than 10% of equity, except for mutual fund securities. Mutual fund securities at December 31, 2005 and 2004 include $2,195 and $2,151 in mutual funds managed by a single issuer and invested primarily in short-term government obligations and pools of adjustable rate mortgage loans.

There were no securities pledged at December 31, 2005 and 2004.

During the years ended December 31, 2005 and 2004, the Association sold shares of FHLMC common stock. A summary of those transactions is as follows:

	2005	2004

Proceeds	$484	$1,601
Gross gains	483	1,577
Gross losses	—	—

MUTUAL FEDERAL SAVINGS AND LOAN ASSOCIATION OF CHICAGO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share data)

The amortized cost and fair values of debt securities available-for-sale at December 31, 2005 by contractual maturity were as follows.

	Amortized Cost	Fair Value

Due in one year or less	$1,000	$994
Due from one to five years	5,694	5,627
Due from five to ten years	2,000	1,963
CMO’s and mortgage backed securities	12,439	12,221
Total	$21,133	$20,805

Securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	December 31, 2005
	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. agency obligations	$498	$(2)	$7,090	$(110)	$7,588	$(112)
GNMA certificates	327	(1)	1,384	(37)	1,711	(38)
FNMA certificates	2,349	(42)	2,314	(80)	4,663	(122)
FHLMC certificates	851	(16)	2,413	(78)	3,264	(94)
Collateralized mortgage obligations	705	(11)	—	—	705	(11)
Mutual funds	743	(10)	1,452	(45)	2,195	(55)
Total temporarily impaired	$5,473	$(82)	$14,653	$(350)	$20,126	$(432)

	December 31, 2004
	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. agency obligations	$5,657	$(43)	$2,961	$(40)	$8,618	$(83)
GNMA certificates	1,772	(15)	25	—	1,797	(15)
FNMA certificates	498	(3)	2,629	(39)	3,127	(42)
FHLMC certificates	1,378	(14)	1,859	(38)	3,237	(52)
Mutual funds	—	—	1,425	(14)	1,425	(14)
Total temporarily impaired	$9,305	$(75)	$8,899	$(131)	$18,204	$(206)

At December 31, 2005, the 52 debt securities with unrealized losses have depreciated 2.2% from the Association’s amortized cost basis. At December 31, 2004, there were 42 debt securities with unrealized losses that have depreciated 1.1% from the Association’s amortized cost basis. These unrealized losses related principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and what the results are of reviews of the issuer’s financial condition. The fair value is expected to recover as securities approach their maturity date. As management has the ability to hold debt securities until maturity or for the foreseeable future, no declines are deemed to be other than temporary.

MUTUAL FEDERAL SAVINGS AND LOAN ASSOCIATION OF CHICAGO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share data)

The Association has investments in various mutual funds including an adjustable rate mortgage fund, a U.S. government mortgage fund, and a short-term government fund. The Net Asset Value (“NAV”) of the adjustable rate and U.S. government mortgage funds have declined in the current interest rate environment. The funds are historically stable or, as rates decline, the funds recover their value (that is, the degree of impairment reverses) through increases in their market net asset value. Management expects the funds to recover once rates stabilize and/or the underlying adjustable rate mortgages re-price to market. The Association has the ability and intent to hold the investments for a sufficient period of time for any anticipated recovery in fair value.

NOTE 4 - LOANS

Loans are as follows:

	2005	2004
First mortgage loans
Principal balances
Secured by one- to four-family residences	$24,424	$19,772
Secured by multi-family properties	13,839	8,772
	38,263	28,544
Less:
Loans in process	51	3
Net deferred loan origination fees	89	89
Total first mortgage loans	38,123	28,452
Loans on savings accounts	77	24
	38,200	28,476
Less allowance for loan losses	170	150

	$38,030	$28,326

Activity in the allowance for loan losses is summarized as follows:

	2005	2004

Balance at beginning of year	$150	$150
Loans charged off	—	—
Recoveries	—	—
Provision charged to income	20	—

Balance at end of year	$170	$150

As of December 31, 2005 and 2004, there were no loans that were individually considered as impaired. Nonaccrual loans, which include all loans past due 90 days and over at December 31, 2005 and 2004 were $184 and $306.

Loans to principal officers, directors, and their affiliates in 2005 were as follows.

MUTUAL FEDERAL SAVINGS AND LOAN ASSOCIATION OF CHICAGO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share data)

Balance at January 1, 2005	$268
New loans	—
Repayments	(15)

Balance at December 31, 2005	$253

NOTE 5 - PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows.

	2005	2004

Land	$97	$97
Building	355	355
Building improvements	144	144
Parking lot improvements	44	44
Furniture and equipment	611	576
Total cost	1,251	1,216
Accumulated depreciation	(946)	(859)

	$305	$357

Depreciation expense was $87 and $101 for the years ended December 31, 2005 and 2004.

NOTE 6 - ACCRUED INTEREST RECEIVABLE

Accrued interest receivable is summarized as follows:

	2005	2004

Securities	$117	$180
Loans	119	75

	$236	$255

NOTE 7 - DEPOSITS

Deposits, by major category, are as follows:

	2005	2004

Non-interest-bearing checking	$350	$83
Savings	21,827	22,552
Certificates of deposit	21,348	21,936

	$43,525	$44,571

The aggregate amount of certificates of deposit with a minimum denomination of $100 was approximately $5,990 and $5,054 at December 31, 2005 and 2004, respectively. Deposit balances over $100 are not federally insured.

MUTUAL FEDERAL SAVINGS AND LOAN ASSOCIATION OF CHICAGO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share data)

Scheduled maturities of certificates of deposit for the year ended December 31, 2005 are as follows:

2006	$18,092
2007	1,868
2008	887
2009	57
2010	444

$21,348

Deposits of related parties totaled approximately $1,225 and $1,716 at December 31, 2005 and 2004, respectively.

Interest expense on deposit accounts is summarized as follows:

	2005	2004

Savings	$267	$265
Certificates of deposit	521	463

	$788	$728

NOTE 8 - FEDERAL HOME LOAN BANK ADVANCES

The Association had no outstanding advances from the Federal Home Loan Bank at December 31, 2005 and 2004. A blanket lien on all one- to four-family first mortgages was pledged as collateral in the event that the Association requests future advances. The Association’s available credit limit at December 31, 2005 was $10 million.

NOTE 9 - BENEFIT PLANS

The amount of the Association’s profit sharing contribution is discretionary and is determined annually by the Board of Directors. The Association has a 401(k) profit sharing plan covering substantially all employees who have attained the age of 21 and have completed three months of service. Employee contributions are matched at 100% up to 3% of compensation and 50% of contributions over 3%, but do not exceed 5% of compensation. The contribution expense was $56 and $44 for the years ended December 31, 2005 and 2004.

The Association has nonqualified deferred compensation agreements with officers and directors. Under the terms of these agreements, the officers and directors may defer compensation and directors’ fees and earn interest on the balance. Interest is computed at the Association’s interest rate for one-year certificates of deposit. Interest expense for the years ended December 31, 2005 and 2004 approximated $9 and $8. In addition, for the years ended December 31, 2005 and 2004, approximately $24 and $26 was distributed. The agreements were amended during 2005 to terminate deferrals after 2004. Approximately $8 was deferred during 2004. At December 31, 2005 and 2004, $406 and $421 was included in accrued expenses and other liabilities on the statements of financial condition.

MUTUAL FEDERAL SAVINGS AND LOAN ASSOCIATION OF CHICAGO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share data)

The Association provides supplemental health care benefits to cover the Medicare costs for employees who reach the age of 65 and have at least 10 years of service with the Association. At December 31, 2005 and 2004, a liability of $95 and $72 is included in accrued expenses and other liabilities in the statements of financial condition. The Association recorded expense of $39 and $1 for the years ended December 31, 2005 and 2004. During 2005, the Medicare supplement cost increased to $275. The Association adjusted its liability to take the increase into account and amended the Plan to cap the maximum amount of premium that it would reimburse at $275 per qualified individual per month and provided that new entrants after June 30, 2006 would pay the entire premium. The other related disclosures are not considered significant to the consolidated financial statements.

NOTE 10 - INCOME TAXES

Income tax expense was as follows.

	2005	2004

Federal
Current	$397	$770
Deferred	(14)	17
	$383	$787
State
Current	50	137
Deferred	9	(3)
	59	134
	$442	$921

Effective tax rates differ from federal statutory rate of 34% applied to income before income taxes due to the following.

	2005	2004

Provision calculated at statutory federal rate	$403	$832
Effect of:
State taxes, net of federal benefit	33	92
Other, net	6	(3)
Total	$442	$921

Effective tax rate	37.3%	37.6%

Year-end deferred tax assets and liabilities were due to the following.

	2005	2004
Deferred tax assets:
Allowance for loan losses	$64	$56
Deferred compensation	158	164
Accrued post retirement benefit	37	28
Other	3	2
	$262	$250

MUTUAL FEDERAL SAVINGS AND LOAN ASSOCIATION OF CHICAGO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share data)

	2005	2004
Deferred tax liabilities:
Federal Home Loan Bank stock dividends	$(61)	$(51)
Depreciation	(12)	(15)
Net unrealized gain on securities available-for-sale	(54)	(463)
	(127)	(529)
Net deferred tax asset (liability)	$135	$(279)

Federal income tax laws provided additional bad debt deductions through 1987, totaling $2,552. Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would total $991 at year end 2005. If the Association were liquidated or otherwise ceases to be a bank or if tax laws were to change, this amount would be expensed. Management has not recorded a valuation allowance based on taxes paid in prior years.

NOTE 11 - LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES

Some financial instruments, such as loan commitments, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

The contractual amount of fixed rate loan commitments at December 31, 2005 and 2004 were $2,046 and $1,073. Commitments to make loans are generally made for periods of 60 days or less. The fixed-rate loan commitments at December 31, 2005 have interest rates ranging from 5.50% to 6.50% and maturities ranging from 10 years to 30 years.

NOTE 12 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS

The Association is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2005 and 2004, the most recent regulatory notifications categorized the Association as well capitalized under the regulatory framework for prompt corrective action.

MUTUAL FEDERAL SAVINGS AND LOAN ASSOCIATION OF CHICAGO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share data)

There are no conditions or events since that notification that management believes have changed the institution’s category. Actual and required capital amounts and ratios are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2005
Total capital to risk- weighted assets	$18,657	73.96%	$2,018	8.0%	$2,523	10.0%
Tier 1 (core) capital to risk-weighted assets	18,253	72.36	1,009	4.0	1,514	6.0
Tier 1 (core) capital to adjusted total assets	18,253	28.36	2,574	4.0	3,218	5.0
Tangible capital (to adjusted total assets)	18,253	28.36	965	1.5	—	—

December 31, 2004
Total capital to risk-weighted assets	$18,487	79.83%	$1,853	8.0%	$2,316	10.0%
Tier 1 (core) capital to risk-weighted assets	17,810	76.91	926	4.0	1,389	6.0
Tier 1 (core) capital to adjusted total assets	17,810	28.02	2,542	4.0	3,178	5.0
Tangible capital (to adjusted total assets)	17,810	28.02	953	1.5	—	—

The following is a reconciliation of the Association’s equity under accounting principles generally accepted in the United States of America (“GAAP”) to regulatory capital.

	2005	2004
GAAP equity	$18,336	$18,540
Unrealized gain on securities available-for-sale	(83)	(730)
Tier 1 capital	18,253	17,810
General allowance for loan losses	170	150
Allowable portion (45%) of unrealized gains on equity securities available-for-sale	234	527

Total regulatory capital	$18,657	$18,487

Federal regulations require the Association to comply with a Qualified Thrift Lender (“QTL”) test, which requires that 65% of assets be maintained in housing-related finance and other specified assets. If the QTL test is not met, limits are placed on growth, branching, new investment, FHLB advances, and dividends or the institution must convert to a commercial bank charter. Management considers the QTL test to have been met.

MUTUAL FEDERAL SAVINGS AND LOAN ASSOCIATION OF CHICAGO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share data)

Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. At January 1, 2006, the Association could, without prior approval, declare dividends of approximately $969.

NOTE 13 - OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related tax effects were as follows:

	2005	2004
Unrealized holding gains (losses) on securities available-for-sale	$(573)	$229
Reclassification adjustment for gains realized in income	(483)	(1,577)
Net unrealized losses	(1,056)	(1,348)
Tax effect	409	526

Other comprehensive loss	$(647)	$(822)

NOTE 14 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments were as follows:

	December 31, 2005		December 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$1,250	$1,250	$3,684	$3,684
Securities available-for-sale	24,028	24,028	31,596	31,596
Loans, net	38,030	38,031	28,326	29,197
Federal Home Loan Bank stock	500	500	477	477
Accrued interest receivable	236	236	255	255

Financial liabilities:
Deposits	43,525	43,381	44,571	44,130
Accrued interest payable	44	44	35	35

The methods and assumptions used to estimate fair value are described as follows.

Carrying amount is the estimated fair value for cash and cash equivalents, Federal Home Loan Bank stock, accrued interest receivable and payable, demand deposits, and variable-rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes and, if no such information is available, on the rate and term of the security and information about the issuer. For fixed-rate loans or deposits and for variable-rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. The fair value of off-balance-sheet items is not material.

MUTUAL FEDERAL SAVINGS AND LOAN ASSOCIATION OF CHICAGO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share data)

NOTE 15 - EARNINGS PER SHARE

The factors used in the earnings per share computation follow.

	2005	2004
Basic
Net income	$743	$1,526
Weighted average common shares outstanding	10,000	10,000
Basic and diluted earnings per common share	$74.30	$152.60

NOTE 16 - ADOPTION OF PLAN OF CONVERSION AND REORGANIZATION

The Board of Directors of MHC, the sole stockholder of the Association, has adopted the Stock Issuance Plan (“the Plan”) pursuant to which (i) the MHC will establish a subsidiary holding company, Mutual Federal Bancorp, Inc., a federal corporation (“the Holding Company”), as a direct subsidiary to hold 100% of the stock of the Association, and (ii) the Holding Company will offer and sell shares of its common stock in a public offering representing up to 30% of its shares that will be outstanding after the offering. The common stock will be offered on a priority basis to eligible depositors, qualified tax-exempt employee plans, other depositors and other voting members of the Association, with any remaining shares offered to the public in a community offering or a syndicated community offering, or a combination thereof. Upon completion of the stock offering, the MHC will continue to own at least a majority of the common stock.

The Plan was approved by the Office of Thrift Supervision, and the Securities and Exchange Commission, on February 1, 2006.

The Holding Company plans to offer to the public between 701,250 (minimum) and 948,750 (maximum) shares of common stock at an offering price of $10.00 per share representing a minority ownership of the estimated pro forma market value of the Association as determined by an independent appraisal. The Association may not pay dividends to the Holding Company if the dividends would cause the Association to fall below the “well capitalized” capital threshold.

Offering costs have been paid and deferred by the MHC and will be deducted from the proceeds of the shares sold in the offering. If the offering is not completed, all costs will be charged to expense by the MHC. At December 31, 2005, $339 (unaudited) in offering costs had been incurred and deferred by the MHC. No offering costs had been incurred as of December 31, 2004.

  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 2006.

MUTUAL FEDERAL BANCORP, INC.

By:	/s/ Stephen M. Oksas
Stephen M. Oksas
President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Stephen M. Oksas, John L. Garlanger and Julie H. Oksas, and each of them, the true and lawful attorney-in-fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully as to all intents and purposes as each of the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Stephen M. Oksas Stephen M. Oksas	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2006
/s/ John L. Garlanger John L. Garlanger	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2006
/s/ Stanley Balzekas III Stanley Balzekas III	Director	March 30, 2006
/s/ Robert P. Kazan Robert P. Kazan	Director	March 30, 2006
/s/ Leonard F. Kosacz Leonard F. Kosacz	Director	March 30, 2006
/s/ Julie H. Oksas Julie H. Oksas	Executive Vice President and Director	March 30, 2006
Stephanie Simonaitis	Director

S-1

  EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1	Amended and Restated Stock Issuance Plan (incorporated by reference to Exhibit 2.1 to Registrant’s Amendment No. 1 to Form SB-2 filed with the Commission on February 4, 2006).
3.1	Charter of Mutual Federal Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to Registrant’s Form SB-2 filed with the Commission on November 18, 2005).
3.2	Bylaws of Mutual Federal Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to Registrant’s Form SB-2 filed with the Commission on November 18, 2005).
4.1	Specimen Common Stock Certificate of Mutual Federal Bancorp, Inc. (incorporated by reference to Exhibit 4.1 to Registrant’s Form SB-2 filed with the Commission on November 18, 2005).
10.1	Form of Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Amendment No. 1 to Form SB-2 filed with the Commission on February 4, 2006).
10.2
Form of Employment Agreement to be entered into between the Registrant and Stephen M. Oksas (incorporated by reference to Exhibit 10.2 to Registrant’s Amendment No. 1 to Form SB-2 filed with the Commission on February 4, 2006).

10.3
Form of Employment Agreement to be entered into between the Registrant and each of John L. Garlanger and Julie H. Oksas (incorporated by reference to Exhibit 10.3 to Registrant’s Amendment No. 1 to Form SB-2 filed with the Commission on February 4, 2006).

24.1	Power of Attorney (set forth on signature page)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002