Form 10QSB
period 2006-03-31
Mutual Federal Bancorp, Inc.
filed 2006-05-08
CIK 1344802

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______to_______

Commission File Number 000-51867

MUTUAL FEDERAL BANCORP, INC.
(Exact name of small business issuer specified in its charter)

Federal (State or other jurisdiction of incorporation or organization)	33-1135091 (I.R.S. Employer Identification Number)
2212 West Cermak Road Chicago, Illinois 60608 (Address of principal executive offices)

(773) 847-7747
(Issuer’s telephone number)

Not Applicable
(Former name, former address and former fiscal year,
if changes since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of April 28, 2006
Common Stock, $0.01 par value	3,636,875

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

MUTUAL FEDERAL BANCORP, INC.

FORM 10-QSB

For the quarterly period ended March 31, 2006

i

  PART I. – FINANCIAL INFORMATION

Item 1.  Financial Statements

At March 31, 2006, the minority stock offering of Mutual Federal Bancorp, Inc. (the “Company”) had not yet been completed. Upon completion of the offering on April 4, 2006, the Company became the owner of 100% of the capital stock of Mutual Federal Savings and Loan Association of Chicago (the “Bank”). At March 31, 2006, the Company was not an operating company and, therefore, the information presented in this report is for the Bank.

MUTUAL FEDERAL SAVINGS AND LOAN ASSOCIATION OF CHICAGO
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)
(Dollar amounts in thousands except share data)

	March 31, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$12,366	$1,250
Securities available-for-sale	22,656	24,028
Loans, net of allowance for loan losses of $195 at March 31, 2006; $170 at December 31, 2005	43,524	38,030
Federal Home Loan Bank stock, at cost	500	500
Premises and equipment, net	297	305
Accrued interest receivable	280	236
Other assets	219	140

Total assets	$79,842	$64,489
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Non-interest-bearing deposits	$243	$350
Interest-bearing deposits	59,845	43,175
Total deposits	60,088	43,525

Advance payments by borrowers for taxes and insurance	213	361
Accrued interest payable and other liabilities	1,197	2,267
Total liabilities	61,498	46,153
Commitments and contingencies
Stockholder’s equity
Preferred stock, no par value, 1,000,000 shares authorized	—	—
Common stock, $0.10 par value, 5,000,000 shares authorized, 10,000 shares issued and outstanding	1	1
Retained earnings	18,359	18,252
Accumulated other comprehensive income/(loss)	(16)	83
Total stockholder’s equity	18,344	18,336

Total liabilities and stockholder’s equity	$79,842	$64,489

See accompanying notes to unaudited consolidated financial statements.

MUTUAL FEDERAL SAVINGS AND LOAN ASSOCIATION OF CHICAGO
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollar amounts in thousands except share data)

	Three Months Ended March 31,
	2006	2005
Interest and dividend income
Loans, including fees	$654	$482
Securities	230	289
Interest earning deposits	13	16
Federal Home Loan Bank stock dividends	3	6
Total interest and dividend income	900	793

Interest expense
Deposits	243	174
Advances from Federal Home Loan Bank	27	—
	270	174
Net interest income	630	619
Provision for loan losses	25	—
Net interest income after provision for loan losses	605	619
Non-interest income
Other income	8	8
Total non-interest income	8	8

Non-interest expense
Compensation and benefits	247	255
Occupancy and equipment	42	53
Data processing	24	25
Professional fees	62	36
Other expense	69	66
Total non-interest expense	444	435

Income before income taxes	169	192
Income tax expense	62	72
Net income	$107	$120
Earnings per share (basic and diluted)	$10.70	$12.00

See accompanying notes to unaudited consolidated financial statements.

MUTUAL FEDERAL SAVINGS AND LOAN ASSOCIATION OF CHICAGO
CONSOLIDATED STATEMENTS OF EQUITY (unaudited)
(Dollar amounts in thousands)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
Balance at December 31, 2004	$1	$17,809	$730	$18,540
Comprehensive income:
Net income	—	120	—	120
Change in net unrealized gain (loss) on securities available-for-sale, net of taxes and reclassification adjustments	—	—	(313)	(313)
Total comprehensive income (loss)				(193)
Balance at March 31, 2005	$1	$17,929	$417	$18,347
Balance at December 31, 2005	$1	$18,252	$83	$18,336
Comprehensive income:
Net income	—	107	—	107
Change in net unrealized gain (loss) on securities available-for-sale, net of taxes and reclassification adjustments	—	—	(99)	(99)
Total comprehensive income				8
Balance at March 31, 2006	$1	$18,359	$(16)	$18,344

See accompanying notes to unaudited consolidated financial statements.

MUTUAL FEDERAL SAVINGS AND LOAN ASSOCIATION OF CHICAGO
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities
Net income	$107	$120
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	25	—
Depreciation	15	25
Net amortization of securities	(18)	(21)
Federal Home Loan Bank stock dividends	—	(6)
Dividends reinvested on securities	(24)	(19)
(Increase) decrease in accrued interest receivable and other assets	(123)	23
(Decrease) increase in accrued interest payable and other liabilities	(1,004)	458
Net Cash (used in) provided by operating activities	(1,022)	580

Cash flows from investing activities
Activity in securities available-for-sale:
Proceeds from maturities, calls, and principal repayments	1,249	2,813
Loan originations and payments, net	(5,519)	(2,088)
Additions to premises and equipment	(7)	(7)
Net cash (used in) provided by investing activities	(4,277)	718

Cash flows from financing activities
Net increase (decrease) in deposits	16,563	(41)
Net decrease in advance payments by borrowers for taxes and insurance	(148)	(114)
Net cash (used in) provided by financing activities	16,415	(155)

Net increase in cash and cash equivalents	11,116	1,143

Cash and cash equivalents at beginning of period	1,250	3,684

Cash and cash equivalents at end of period	$12,366	$4,827

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$244	$179
Income taxes	—	375

See accompanying notes to unaudited consolidated financial statements.

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles (GAAP) for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals necessary for a fair presentation have been included. The results of operations and other data for the three months ended March 31, 2006 are not necessarily indicative of results that may be expected for the entire fiscal year ended December 31, 2006.

The consolidated financial statements include Mutual Federal Savings and Loan Association of Chicago and its wholly owned subsidiary, EMEFES Service Corporation, together referred to as “the Bank.” Intercompany transactions and balances are eliminated in consolidation. As of March 31, 2006, the Bank was a wholly owned subsidiary of Mutual Federal Bancorp, MHC (“the MHC”). The MHC is owned by the depositors of the Bank. These financial statements do not include the transactions and balances of the MHC. EMEFES Service Corporation is an insurance agency that sells insurance products to the Bank’s customers. The insurance products are underwritten and provided by a third party.

The Bank provides financial services through its office in Chicago. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage loans and loans on deposit accounts. Substantially all loans are secured by specific items of collateral, including one- to four-family and multifamily residential real estate, and deposit accounts. There are no significant concentrations of loans to any one customer. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the Chicagoland area.

Note 2 – Capital Resources

The Bank is subject to regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material impact on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated for regulatory accounting purposes. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets and of tangible capital to average assets. As of March 31, 2006, the Bank met the capital adequacy requirements to which it is subject. The Bank’s tangible equity ratio at March 31, 2006 was 22.98%. The Tier 1 capital ratio was 22.98% and the Tier 1 risk-based capital ratio was 62.41%, and the total risk-based capital ratio was 61.04%.

The most recent notification from the federal banking agencies categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. There are no conditions or events since that notification that have changed the Bank’s category.

Note 3 – Commitments

At March 31, 2006, the Bank had outstanding commitments to make loans of $2.2 million. At December 31, 2005, the Bank had outstanding commitments to make loans of $2.0 million.

Note 4 – Recent Accounting Pronouncements

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

Note 5 – Recent Developments

    The Board of Directors of MHC, the sole stockholder of the Bank, has adopted the Stock Issuance Plan (“the Plan”) pursuant to which (i) the MHC has established a subsidiary holding company, Mutual Federal Bancorp, Inc., a federal corporation (“the Company”), as a direct subsidiary to hold 100% of the stock of the Bank, and (ii) the Company has offered and sold shares of its common stock in a public offering representing 30% of its shares outstanding after the offering. The common stock was offered on a priority basis to eligible depositors, qualified tax-exempt employee plans, other depositors and other voting members of the Bank, with any remaining shares offered to the public in a community offering or a syndicated community offering, or a combination thereof. The Plan was approved by the Office of Thrift Supervision, and the Securities and Exchange Commission, on February 1, 2006. The offering period opened on February 13, 2006 and closed on March 16, 2006. The offering was oversubscribed in the first tier (eligible depositors on June 30, 2004) and closed at the adjusted maximum on April 4, 2006. A total of 1,091,062 shares (30%) were sold and 2,545,813 shares (70%) were retained by MHC. Costs incurred in connection with the common stock offering were recorded as a reduction of the proceeds from the offering and are estimated to be approximately $720,000. Approximately half of the net proceeds of $10.2 million was retained by the Company and half paid to the Bank.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition and results of operations. You should read the information in this section in conjunction with our audited consolidated financial statements for the years ended December 31, 2005 and 2004, which are included in Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2006.

Forward-Looking Information

This report contains forward-looking statements, which can be identified by the use of such words as estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions. These forward-looking statements include statements of our goals, intentions and expectations; statements regarding our business plans and prospects and growth and operating strategies; statements regarding the asset quality of our loan and investment portfolios; and estimates of our risks and future costs and benefits. These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events:

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

Overview

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, U.S. government and agency securities, mortgage-backed securities and other interest earning assets (primarily cash and cash equivalents), and the interest we pay on our interest-bearing liabilities, consisting of savings accounts, time deposits, and advances from the Federal Home Loan Bank. Our results of operations are also affected by our provisions for loan losses, non-interest income and non-interest expense. Non-interest income consists primarily of gains and losses on sales of securities and miscellaneous other income. Non-interest expense currently consists primarily of salaries and employee benefits, occupancy, data processing, professional fees, and other operation expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

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

Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. We consider a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be subject to significant change.

The analysis has two components: specific and general allocations. Specific allocations are made for loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general allowance for loan losses. Actual loan losses may be significantly more than the allowances we have established which could have a material negative effect on our financial results.

Comparison of Financial Condition at March 31, 2006 and December 31, 2005

Our total assets increased by $15.4 million, or 23.8%, to $79.8 million at March 31, 2006, from $64.5 million at December 31, 2005. The increase in total assets was primarily due to the increase in cash and cash equivalents, which increased $11.1 million, or 889.3%, to $12.4 million at March 31, 2006, from $1.3 million at December 31, 2005. The primary reason for the increase in cash and cash equivalents was stock subscription deposits received for Mutual Federal Bancorp, Inc.’s minority stock offering, which closed on April 4, 2006. A total of $16.7 million in cash subscriptions were received during the offering period, and $7.5 million in over subscriptions were returned to subscribers on April 5, 2006.

Loans receivable increased $5.5 million, or 14.5%, to $43.5 million at March 31, 2006, from $38.0 million at December 31, 2005, reflecting an increase of $3.0 million, or 12.1%, in one-to-four family residential mortgage loans and an increase of $2.6 million, or 18.8%, in multi-family residential mortgage loans during the period. While multi-family residential properties have always been a large part of our immediate market area, the increase in both multi-family and one-to-four family residential mortgage loans during the quarter ended March 31, 2006, is the result of our continued focus on customer service and the referrals it generates, as well as increased demand for fixed rate loans in a rising interest rate environment.

Total deposits increased $16.6 million, or 38.1%, to $60.1 million at March 31, 2006, from $43.5 million at December 31, 2005. The primary reason for the increase was stock subscription deposits received for Mutual Federal Bancorp, Inc.’s minority stock offering. As of March 31, 2006, the Bank’s deposits included $16.7 million in cash subscription deposits as well as $901,000 in passbook savings and certificate deposit accounts pledged for subscriptions. As of April 5, 2006, $7.5 million in cash subscriptions were returned to subscribers, and $796,000 in deposit accounts were used to purchase stock in the minority offering.

Stockholder Equity increased $8,000, to $18.3 million at March 31, 2006, from $18.3 million at December 31, 2005. The increase reflects net income of $107,000 for the quarter, reduced by a $99,000 decrease in accumulated other comprehensive income (loss) from unrealized gains and losses on securities available-for-sale.

Comparison of Operating Results for the Three Months Ended March 31, 2006 and 2005

General. Net income decreased $13,000, or 10.8%, to $107,000 for the three months ended March 31, 2006, from $120,000 for the three months ended March 31, 2005. The primary reasons for the decrease were a provision for losses on loans of $25,000 in 2006, where none was made in 2005, and a $26,000 increase in professional fees, partially offset by an increase in the net interest margin of $11,000, or 1.8%, to $630,000 in 2006, from $619,000 in 2005. Return on average assets was 0.61% for the three months ended March 31, 2006, compared to 0.75% for the same period last year, and return on equity was 2.33% and 2.61%, respectively, for these two periods.

Interest Income. Interest and dividend income increased $107,000, or 13.5%, to $900,000 for the three months ended March 31, 2006, compared to $793,000 for the three months ended March 31, 2005. The increase resulted from the $4.4 million, or 7.2%, increase in the average balance of interest-earning assets, to $65.8 million in the first quarter of 2006, compared to $61.4 million in the first quarter of 2005, and to an increase of 30 basis points in the average yield on interest earning assets, to 5.47% in 2006, from 5.17% in 2005.

Interest income and fees from loans receivable increased $172,000, or 35.7%, to $654,000 for the three months ended March 31, 2006, from $482,000 for the three months ended March 31, 2005. The increase resulted from the $11.7 million, or 40.3%, increase in the average balance of loans receivable, to $40.7 million in the first quarter of 2006, compared to $29.0 million in the first quarter of 2005, partially offset by a decrease of 22 basis points in the average yield on loans receivable, to 6.43% in 2006, from 6.65% in 2005.

Interest and dividend income from securities and interest-earning deposits decreased $65,000, or 20.9%, to $246,000 for the three months ended March 31, 2006, from $311,000 for the three months ended March 31, 2005. The primary reason for the decrease was the decrease in average balances of securities and interest-earning deposits of $7.2 million, or 22.4%, to $25.2 million in 2006, from $32.4 million in 2005. The decrease in securities came from maturities and calls, which together with interest-earning deposits, were used to fund loans.

Interest Expense. Interest expense increased $96,000, or 55.17%, to $270,000 for the three months ended March 31, 2006, from $174,000 for the three months ended March 31, 2005. The increase in interest expense was due to several factors, including an increase in rates paid on deposits, the increase in deposits due to stock subscriptions from the minority offering, and to the use of Federal Home Loan Bank advances during the quarter. The average rate paid on deposits increased 49 basis points, to 2.07% for the quarter ended March 31, 2006, from 1.58% for the quarter ended March 31, 2005. Interest expense on certificates of deposit increased $57,000, or 51.4%, to $168,000 in 2006, from $111,000 in 2005, and the average rate paid on certificates increased 107 basis points, to 3.13% in 2006, from 2.06% in 2005.

We paid $10,000 of interest on $16.7 million in stock subscription deposits accumulated during the last six weeks of the quarter ended March 31, 2006. The average effective rate paid on the stock subscription deposits was 1.20%. We also drew $4.0 million in advances from the Federal Home Loan Bank during the early part of the quarter to fund our loan pipeline, but repaid those advances during the quarter. The average effective rate paid on advances was 4.68%. The Bank did not use advances during 2005. The overall average cost of funds increased 61 basis points, to 2.19% in 2006, from 1.58% in 2005.

Net Interest Income. Net interest income increased $11,000, or 1.8%, to $630,000 for the three months ended March 31, 2006, from $619,000 for the same quarter last year. Our net interest margin decreased 20 basis points, to 3.83% in 2006, from 4.03% in 2005. The average yield on interest-earning assets increased 30 basis points, to 5.47% in 2006, from 5.17% in 2005, and was augmented by an increase of $4.4 million, or 7.2%, in the average balance of interest-earning assets, with interest income increasing by $107,000. The average rate paid on interest-bearing liabilities also increased, to 2.19% in 2006, from 1.58% in 2005, and the average balance of interest-bearing liabilities increased $5.2 million, or 11.9%, primarily due to stock subscription deposits and Federal Home Loan Bank advances, with interest expense increasing by $96,000. The interest rate spread between interest earning assets and interest bearing liabilities decreased 31 basis points, to 3.28% in 2006, from 3.59% in 2005.

Provision for Loan Losses. During the three months ended March 31, 2006, management increased the general loan loss allowance by $25,000, with a charge to operations, based on its quarterly evaluation of the level of the allowance necessary to absorb probable incurred loan losses at March 31, 2006. Management considers changes in delinquencies, changes in the composition and volume of loans, historical loan loss experience, general economic and real estate market conditions, as well as peer group data, when determining the level on the allowance for loan losses.

During the three months ended March 31, 2006, non-performing loans increased to $217,000, from $184,000 at December 31, 2005. Loans delinquent 60-89 days decreased to $507,000, from $518,000 at December 31, 2005. The loan portfolio increased $5.5 million, or 14.5%, to $43.5 million at March 31, 2006, from $38.0 million at December 31, 2005. During this period one- to four-family residential mortgage loans increased $3.0 million, or 12.1%, and multi-family residential mortgage loans increased $2.6 million, or 18.8%. After reviewing these and other factors, management determined that it was necessary to increase the allowance for loan losses by $25,000. At March 31, 2006, the allowance for loan losses was $195,000, or 0.44% of loans receivable, compared to $170,000, or 0.44% of loans receivable at December 31, 2005. In a similar evaluation of the allowance loan losses at March 31, 2005, management determined that there was no need for a provision for the three months then ended.

Non-interest Income. Non-interest income was $8,000 for both three month periods ended March 31, 2006 and 2005.

Non-interest Expense. Non-interest expense increased $9,000, or 2.1%, to $444,000 for the three months ended March 31, 2006, from $435,000 for the same quarter last year. Salaries and employee benefits decreased $8,000, or 3.1%, to $247,000 in 2006, from $255,000 in 2005. However, the Bank received a payment of $37,000 from Mutual Federal Bancorp, MHC, pursuant to a Tax and Expense Sharing Agreement, for services provided by Bank officers to MHC during the quarter ended March 31, 2006, that was not necessary for the quarter ended March 31, 2005. In future periods, the Company will incur these costs and as such they will be included in the consolidated results.

Occupancy costs decreased $11,000, or 20.8%, to $42,000 in 2006, from $53,000 in 2005, primarily due to decreased depreciation charges. Data processing fees decreased $1,000, or 4.0%, to $24,000, from $25,000 in 2005. Professional fees, including legal, accounting and consulting fees, increased $26,000, or 72.2%, to $62,000 in 2006, from $36,000 in 2005. Miscellaneous expenses increased $3,000, or 4.6%, to $69,000 in 2006, from $66,000 in 2005.

The Bank’s ratio of non-interest expense to average assets decreased to 2.55% in 2006, from 2.71% in 2005, and its efficiency ratio was 69.6% in 2006, compared to 69.48% in 2005.

Income Tax Expense. The provision for income taxes decreased $10,000, to $62,000 in 2006, from $72,000 in 2005, reflecting primarily the reduction in pre-tax net income. The effective tax rate for the quarter ended March 31, 2006, was 36.7%, compared to 37.5% for this quarter last year.

Average Balance Sheet

The following table sets forth average balance sheets, average yields and costs, and certain other information for the three months ended March 31, 2006 and 2005. No tax-equivalent yield adjustments were made, as their effects were not material. All average balances are based on an average of daily balances. Non-accrual loans are included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Three Months Ended March 31,
	2006			2005
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
Interest-earning assets:
Loans	$40,685	$654	6.43%	$28,990	$482	6.65%
Securities available for sale	23,377	230	3.94	29,107	289	3.97
Interest-earning deposits	1,287	13	4.04	2,826	16	2.26
Federal Home Loan Bank Stock	500	3	2.40	480	6	5.00
Total interest-earning assets	65,849	$900	5.47%	61,403	$793	5.17%
Non-interest-earning assets	3,883			2,875
Total assets	$69,732			$64,278
Interest-Bearing Liabilities:(1)
Savings deposits	$25,446	$75	1.17%	$22,451	$63	1.12%
Certificates of deposit	21,503	168	3.13	21,568	11	2.06
Total interest-bearing deposits	46,949	243	2.07	44,019	174	1.58
Federal Home Loan Bank advances	2,306	27	4.68	—	—	—
Total interest-bearing liabilities.	49,255	270	2.19%	44,019	174	1.58%
Non-interest-bearing liabilities.	2,104			1,899
Total liabilities	51,359			45,918
Stockholders’ equity	18,373			18,360
Total liabilities and stockholders’ equity	$69,732			$64,278
Net interest income		$630			$619
Net interest rate spread(2)			3.28%			3.59%
Net interest-earning assets(3)	$16,594			$17,384
Net interest margin(4)			3.83%			4.03%
Ratio of interest-earning assets to interest-bearing liabilities			133.69%			139.49%
____________
(1)	Non-interest-bearing checking deposits are included in non-interest-bearing liabilities.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At March 31, 2006, $12.4 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities and increases in deposit accounts. Our cash flows are derived from operating activities, investing activities and financing activities as reported in our consolidated statements of cash flows.

Our primary investing activities are the origination of loans and the purchase of investment securities. During the three months ended March 31, 2006, our loan originations, net of collected principal, totaled $5.5 million. During the three months ended March 31, 2005, there was a net decrease that totaled $2.1 million. We did not sell any loans during the 2006 or 2005. Cash received from calls and maturities of securities totaled $1.4 million and $2.8 million for the three months ended March 31, 2006 and 2005, respectively. We did not purchase or sell any securities during the three months ended March 31, 2006 or 2005.

Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by us and by local competitors, and other factors. There was a net increase in total deposits of $16.6 million for the three ended March 31, 2006, and a net decrease of $41,000 in 2005. The increase in 2006 reflects $16.7 million in stock subscription deposits received during the stock offering period which ended March 16, 2006. During April, 2006, $7.5 million in subscription deposits were returned to subscribers because our stock offering was oversubscribed.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provide an additional source of funds. During the quarter ended March 31, 2006, the Bank borrowed $4.0 million in advances from the Federal Home Loan Bank and repaid the advances prior to the end of the quarter. At March 31, 2006 and December 31, 2005, we had no outstanding advances from the Federal Home Loan Bank of Chicago. Our available borrowing limit at March 31, 2006, was $10.0 million.

At March 31, 2006, we had outstanding commitments to originate loans of $2.2 million. At March 31, 2006, certificates of deposit scheduled to mature in less than one year totaled $18.2 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event we do not retain a significant portion of our maturing certificates of deposit, we will have to utilize other funding sources, such as Federal Home Loan Bank of Chicago advances, in order to maintain our level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents. In addition, the cost of such deposits may be significantly higher if market interest rates are higher at the time of renewal.

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

At March 31, 2006 and December 31, 2005, the Bank had $2.2 million and $2.0 million, respectively, of commitments to grant mortgage loans.

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

The table below sets forth, as of December 31, 2005, the latest date available, the estimated changes in our NPV and our net interest income that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	NPV			Net Portfolio Value as a Percentage of Present Value of Assets
Change In Interest Rates (Basis Points)	Estimated NPV	Amount of Change	Percentage Change	NPV Ratio	Change in Basis Points
(dollars in thousands)
+300	$15,063	$(6,339)	-30%	24.73%	-702bp
+200	17,166	(4,236)	-20	27.22	-453
+100	19,327	(2,075)	-10	29.61	-214
Unchanged	21,402	—	—	31.76	—
-100	23,027	1,625	+8	33.32	+157
-200	24,098	2,696	+13	34.28	+253

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

Item 3.  Controls and Procedures

The Bank’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days prior to the filing date of this report, that the Bank’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective to ensure that information required to be disclosed in the reports that the Bank files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in the Bank’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the foregoing evaluation.

PART II. – OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company and the Bank are not involved in any pending proceedings other than the legal proceedings occurring in the ordinary course of business. Such legal proceedings in the aggregate are believed by management to be immaterial to the Company’s business, financial condition, results of operations and cash flows.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On April 4, 2006, the Company completed its minority stock offering. In connection with the offering, the Company registered 1,091,062 shares of common stock, par value $0.01 per share, on a Registration Statement on Form SB-2 (file number 333-129835), which was declared effective by the Securities and Exchange Commission on February 1, 2006. The Company offered and sold 1,091,062 shares, or 30% of its outstanding common stock, at $10.00 per share in a subscription offering, which commenced on February 13, 2006 and ended on March 16, 2006, to depositors of the Bank as of June 30, 2004, and the Company’s employee stock ownership plan in accordance with subscription rights granted under the Company’s Stock Issuance Plan. 2,545,813 shares, or 70% of the Company’s outstanding common stock, are held by Mutual Federal Bancorp, MHC. At the closing of the offering, the Bank became a wholly-owned subsidiary of the Company.

The offering resulted in gross proceeds to the Company of $10,910,620. Expenses related to the offering incurred by the Company were approximately $720,000, of which approximately $208,500 was paid to Sandler O’Neill & Partners, L.P. for its commissions and expenses as financial and marketing agent for the common stock.

Net proceeds of the offering were approximately $10.2 million, of which approximately half were retained by the Company and half distributed to the Bank. The Company loaned $872,850 to its employee stock ownership plan to enable it to purchase 87,285 shares of common stock in the stock offering. The remainder of the net proceeds have been temporarily invested in short term liquid investments and interest bearing accounts.

There were no direct or indirect payments to directors or officers of the Company, or their associates, in connection with the offering, nor to any person owning ten percent or more of any class of equity of the Company or any affiliates of the Company.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders of the Company during the first quarter of 2006.

Item 5.  Other Information.

None

Item 6.  Exhibits.

(a) The exhibits filed as part of this Form 10-QSB are listed in the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUTUAL FEDERAL BANCORP, INC.

Date: May 8, 2006	By:	/s/ Stephen M. Oksas
Stephen M. Oksas President and Chief Executive Officer

EXHIBIT INDEX

10.1	Executive Employment Agreement dated as of April 4, 2006 between Mutual Federal Bancorp, Inc., Mutual Federal Savings and Loan Association of Chicago and Stephen M. Oksas.
10.2	Executive Employment Agreement dated as of April 4, 2006 between Mutual Federal Bancorp, Inc., Mutual Federal Savings and Loan Association of Chicago and Julie H. Oksas.
10.3	Executive Employment Agreement dated as of April 4, 2006 between Mutual Federal Bancorp, Inc., Mutual Federal Savings and Loan Association of Chicago and John L. Garlanger.
10.4
ESOP Loan Agreement dated as of April 4, 2006 between Mutual Federal Bancorp, Inc. and First Bankers Trust Services, Inc., as trustee of the Mutual Federal Bancorp, Inc. Employee Stock Ownership Trust.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.