Form 10QSB
period 2006-06-30
Mutual Federal Bancorp, Inc.
filed 2006-08-10
CIK 1344802

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

or

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of August 4, 2006
Common Stock, $0.01 par value	3,636,875

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

MUTUAL FEDERAL BANCORP, INC.

FORM 10-QSB

For the quarterly period ended June 30, 2006

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

The minority stock offering of Mutual Federal Bancorp, Inc. (the “Company”) was completed on April 4, 2006, and the Company became the owner of 100% of the capital stock of Mutual Federal Savings and Loan Association of Chicago (the “Bank”). At June 30, 2006, the information presented in this report for the Company is fully consolidated with the Bank. Operating results prior to April 4, 2006, reflect operations of the Bank.

MUTUAL FEDERAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollar amounts in thousands except share data)

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Cash and cash equivalents	$3,273	$1,250
Securities available-for-sale	22,758	24,028
Loans, net of allowance for loan losses of $210 at June 30, 2006; $170 at December 31, 2005	46,223	38,030
Federal Home Loan Bank stock, at cost	500	500
Premises and equipment, net	287	305
Accrued interest receivable	304	236
Other assets	299	140
Total assets	$73,644	$64,489
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Non-interest-bearing deposits	$791	$350
Interest-bearing deposits	42,498	43,175
Total deposits	43,289	43,525
Advance payments by borrowers for taxes and insurance	437	361
Accrued interest payable and other liabilities	2,220	2,267
Total liabilities	45,946	46,153
Commitments and contingencies
Stockholder’s equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized at June 30, 2006; no par value, 1,000,000 shares authorized at December 31, 2005	—	—
Common stock, $0.01 par value, 12,000,000 shares authorized, 3,636,875 shares issued and outstanding at June 30, 2006; $0.10 par value, 5,000,000 shares authorized, 10,000 shares issued and outstanding at December 31, 2005	36	1
Additional paid-in capital	10,158	—
Retained earnings	18,496	18,252
Unearned ESOP	(858)	—
Accumulated other comprehensive income/(loss)	(134)	83
Total stockholder’s equity	27,698	18,336
Total liabilities and stockholder’s equity	$73,644	$64,489

See accompanying notes to unaudited consolidated financial statements.

MUTUAL FEDERAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(unaudited)
(Dollar amounts in thousands except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest and dividend income
Loans, including fees	$717	$497	$1,371	$979
Securities	246	260	476	549
Interest earning deposits	28	20	40	36
Federal Home Loan Bank stock dividends	4	7	8	13
Total interest and dividend income	995	784	1,895	1,577
Interest expense
Deposits	253	189	496	363
Advances from Federal Home Loan Bank	—	—	27	—
	253	189	523	363
Net interest income	742	595	1,372	1,214
Provision for loan losses	15	—	40	—
Net interest income after provision for loan losses	727	595	1,332	1,214
Non-interest income
Gain on sale of securities	—	477	—	477
Other income	8	12	16	20
Total non-interest income	8	489	16	497
Non-interest expense
Compensation and benefits	285	241	532	496
Occupancy and equipment	45	39	87	92
Data processing	23	28	47	53
Professional fees	94	43	156	79
Other expense	73	63	142	129
Total non-interest expense	520	414	964	849
Income before income taxes	215	670	384	862
Income tax expense	78	252	140	324
Net income	$137	$418	$244	$538
Earnings per share (basic and diluted)	$0.04	nm	$0.04	nm
Other comprehensive income (loss)	$19	$248	$27	$55

See accompanying notes to unaudited consolidated financial statements.

MUTUAL FEDERAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF EQUITY (unaudited)
(Dollar amounts in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned ESOP	Accumulated Other Comprehensive Income/(Loss)	Total
Balance at December 31, 2004	$1	—	$17,809	—	$730	$18,540
Comprehensive income:
Net income	—	—	538	—	—	538
Change in net unrealized gain (loss) on securities available-for-sale, net of taxes and reclassification adjustments	—	—	—	—	(483)	(483)
Total comprehensive income	—	—	—	—	—	55
Dividends paid	—	—	(300)	—	—	(300)
Balance at June 30, 2005	$1	—	$18,047	—	$247	$18,295
Balance at December 31, 2005	$1	$—	$18,252	$—	$83	$18,336
Comprehensive income:
Net income	—	—	244	—	—	244
Change in net unrealized gain (loss) on securities available-for-sale, net of taxes and reclassification adjustments	—	—	—	—	(217)	(217)
Total comprehensive income	—	—	—	—	—	27
Proceeds from sale of common stock	35	10,157	—	(873)	—	9,319
ESOP shares committed to be released		1		15		16
Balance at June 30, 2006	$36	$10,158	$18,496	$(858)	$(134)	$27,698

See accompanying notes to unaudited consolidated financial statements.

MUTUAL FEDERAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities
Net income	$244	$538
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	40	—
Depreciation	29	47
Net amortization of securities	32	42
Federal Home Loan Bank stock dividends	—	(13)
Gains on sale of securities	—	(477)
Dividends reinvested on securities	(50)	(41)
ESOP expense	16	—
(Increase) decrease in accrued interest receivable and other assets	(227)	6
(Decrease) increase in accrued interest payable and other liabilities	91	596
Net Cash (used in) provided by operating activities	175	698
Cash flows from investing activities
Activity in securities available-for-sale:
Proceeds from maturities, calls, and principal repayments	2,933	3,645
Proceeds from sales	—	484
Purchases	(2,000)	—
Loan originations and payments, net	(8,233)	(3,942)
Additions to premises and equipment	(11)	(13)
Net cash (used in) provided by investing activities	(7,311)	174
Cash flows from financing activities
Net increase (decrease) in deposits	(236)	(470)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	76	77
Advances from FHLB	4,000	—
Repayment of FHLB advances	(4,000)	—
Net proceeds of minority common stock offering	9,319	—
Dividends paid	—	(300)
Net cash provided by (used in) financing activities	9,159	(693)
Net increase in cash and cash equivalents	2,023	179
Cash and cash equivalents at beginning of period	1,250	3,684
Cash and cash equivalents at end of period	$3,273	$3,863
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$517	$363
Income taxes	50	491

See accompanying notes to unaudited consolidated financial statements.

MUTUAL FEDERAL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals necessary for a fair presentation have been included. The results of operations and other data for the six months ended June 30, 2006, are not necessarily indicative of results that may be expected for the entire fiscal year ended December 31, 2006.

The consolidated financial statements include Mutual Federal Bancorp, Inc. (the “Company”), and its wholly owned subsidiary Mutual Federal Savings and Loan Association of Chicago and its wholly owned subsidiary, EMEFES Service Corporation, together referred to as “the Bank.” Intercompany transactions and balances are eliminated in consolidation. As of June 30, 2006, Mutual Federal Bancorp, MHC (the “MHC”) was the majority (70%) stockholder of the Company. The MHC is owned by the depositors of the Bank. The financial statements included in this Form 10-QSB do not include the transactions and balances of the MHC. EMEFES Service Corporation is an insurance agency that sells insurance products to the Bank’s customers. The insurance products are underwritten and provided by a third party.

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

Note 2 - Capital Resources

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets and of tangible capital to average assets. As of June 30, 2006, the Bank met the capital adequacy requirements to which it is subject. The Bank’s tangible equity ratio at June 30, 2006, was 30.83%. The Tier 1 capital ratio was 30.83% and the Tier 1 risk-based capital ratio was 58.90%, and the total risk-based capital ratio was 59.93%.

The most recent notification from the federal banking agencies categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be well-capitalized, the

MUTUAL FEDERAL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. There are no conditions or events since that notification that have changed the Bank’s category.

Note 3 - Commitments

At June 30, 2006, the Bank had outstanding commitments to make loans of $2.4 million. At December 31, 2005, the Bank had outstanding commitments to make loans of $2.0 million.

Note 4 - Recent Accounting Pronouncements

FASB Statement 123(R), “Shares Based Payment,” addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method; and eliminates an entity’s ability to account for share-based compensation transactions using the intrinsic value method of accounting in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” which was permitted under Statement 123, as originally issued. The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. Statement 123(R) is effective for fiscal years beginning on or after June 15, 2005. The adoption of Statement 123(R) is expected to reduce reported net income and earnings per share if the Company adopts a stock award program.

Note 5 - Stock Issuance

The Board of Directors of MHC, the former sole stockholder of the Bank, adopted the Stock Issuance Plan pursuant to which (i) the MHC established a subsidiary holding company, Mutual Federal Bancorp, Inc., a federal corporation (the “Company”), as a direct subsidiary to hold 100% of the stock of the Bank, and (ii) the Company offered and sold shares of its common stock in a public offering representing 30% of its shares outstanding after the offering. The common stock was offered on a priority basis to eligible depositors, qualified tax-exempt employee plans, other depositors and other voting members of the Bank, with any remaining shares offered to the public in a community offering or a syndicated community offering, or a combination thereof. The MHC’s applications to establish a subsidiary holding company and effect a minority stock offering were approved by the Office of Thrift Supervision on February 1, 2006. The offering period opened on February 13, 2006 and closed on March 16, 2006. The offering was oversubscribed in the first tier (eligible depositors on June 30, 2004) and closed at the adjusted maximum on April 4, 2006. A total of 1,091,062 shares (30%) were sold and 2,545,813 shares (70%) were retained by MHC. Costs incurred in connection with the common stock offering were recorded as a reduction of the proceeds from the offering and are estimated to be approximately $719,000. Approximately half of the net proceeds of $10.2 million was retained by the Company and half paid to the Bank.

Note 6 - Employee Stock Ownership Plan

As of January 1, 2006, the Company adopted an employee stock ownership plan (“ESOP”) for the benefit of substantially all employees. The ESOP borrowed $872,850 from the Company and used

MUTUAL FEDERAL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

those funds to acquire 87,285 shares of the Company’s common stock on April 4, 2006 in connection with the Company’s minority stock offering at a price of $10.00 per share.

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and are allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company’s contributions to the ESOP and earnings on ESOP assets. The ESOP will make annual fixed principal payments of $44,000, plus interest at 7.0% on the unpaid loan balance.

As shares are released from collateral, the Company will report compensation expense equal to the current market price of the shares and the shares will become outstanding for earnings-per-share (“EPS”) computations. Upon termination of their employment, participants in the ESOP who elect to receive their benefit distributions in the form of Company common stock may require the Company to purchase the common stock distributed at fair value. This contingent repurchase obligation will be reflected in the Company’s financial statements as “Common stock in ESOP subject to contingent repurchase obligation” and will reduce stockholders’ equity by an amount that represents the market value of all the Company’s common stock held by the ESOP and allocated to participants, without regard to whether it is likely that the shares would be distributed or that the recipients of the shares would be likely to exercise their right to require the Company to purchase the shares. At June 30, 2006 there are no allocated ESOP shares.

Note 7 - Earnings Per Share

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Earnings per share, prior to the minority stock issuance, was based on 10,000 shares outstanding for the periods presented, and is no longer meaningful. Earnings per share for the three-month and the six-month periods ended June 30, 2006, is calculated beginning with April 4, 2006, the date of conversion. Net income for the period from April 4, 2006 through June 30, 2006 was $137,000. Weighted average shares outstanding for the period from April 4, 2006, through June 30, 2006, are 3,550,346.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

This discussion and analysis reflects the Company’s consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition and results of operations. You should read the information in this section in conjunction with our audited consolidated financial statements for the years ended December 31, 2005 and 2004, which are included in Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2006.

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

Overview

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, U.S. government and agency securities, mortgage-backed securities and other interest earning assets (primarily cash and cash equivalents), and the interest we pay on our interest-bearing liabilities, consisting of savings accounts, time deposits, and advances from the Federal Home Loan Bank. Our results of operations are also affected by our provisions for loan losses, non-interest income and non-interest expense. Non-interest income consists primarily of gains and losses on sales of securities and miscellaneous other income. Non-interest expense currently consists primarily of salaries and employee benefits, occupancy, data processing, professional fees, and other operating expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

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

Comparison of Financial Condition at June 30, 2006 and December 31, 2005

Our total assets increased by $9.2 million, or 14.2%, to $73.6 million at June 30, 2006, from $64.5 million at December 31, 2005. The primary reason for the increase in total assets was the Company’s minority stock offering, which closed on April 4, 2006. The offering resulted in an addition of $9.3 million of equity to the balance sheet.

Loans receivable increased $8.2 million, or 21.5%, to $46.2 million at June 30, 2006, from $38.0 million at December 31, 2005, reflecting an increase of $4.4 million, or 18.3%, in one-to-four family residential mortgage loans and an increase of $3.8 million, or 27.2%, in multi-family residential mortgage loans during the period. While multi-family residential properties have always been a large part of our immediate market area, the increase in both multi-family and one-to-four family residential mortgage loans during the six months ended June 30, 2006, is the result of our continued focus on customer service and the referrals it generates, as well as increased demand for fixed rate loans in a rising interest rate environment.

Total deposits decreased $236,000, or 0.5%, to $43.3 million at June 30, 2006, from $43.5 million at December 31, 2005. The primary reason for the decrease was the purchase of $796,000 in common stock of the Company by depositors with funds from their deposit accounts.

Stockholder Equity increased $9.4 million, to $27.7 million at June 30, 2006, from $18.3 million at December 31, 2005. The increase reflects $10.2 million in new equity from the sale of a 30% minority interest in the Company, reduced by $858,000 in unearned ESOP shares established with the minority stock offering, net income of $244,000 for the six months ended June 30, 2006, and by a $217,000 decrease in accumulated other comprehensive income (loss) from unrealized gains and losses on securities available-for-sale.

Comparison of Operating Results for the Three Months Ended June 30, 2006 and 2005

General. Net income decreased $281,000, or 67.2%, to $137,000 for the three months ended June 30, 2006, from $418,000 for the three months ended June 30, 2005. The primary reason for the decrease was a $477,000 gain on the sale of securities in 2005 that was not repeated in 2006. Other reasons for the decrease include a provision for losses on loans of $15,000 in 2006, where none was made in 2005, and a $51,000 increase in professional fees. This was partially offset by an increase in net interest income of $147,000, or 24.7%, to $742,000 in 2006, from $595,000 in 2005. Return on average assets was 0.75% for the three months ended June 30, 2006, compared to 2.57% for the same period last year, and return on equity was 1.99% and 9.08%, respectively, for these two periods.

Interest Income. Interest and dividend income increased $211,000, or 26.9%, to $995,000 for the three months ended June 30, 2006, compared to $784,000 for the three months ended June 30, 2005. The increase resulted from the $9.4 million, or 15.2%, increase in the average balance of interest-earning assets, to $70.9 million in the second quarter of 2006, compared to $61.5 million in the second quarter of 2005, and to an increase of 52 basis points in the average yield on interest earning assets, to 5.62% in 2006, from 5.10% in 2005.

Interest income and fees from loans receivable increased $220,000, or 44.3%, to $717,000 for the three months ended June 30, 2006, from $497,000 for the three months ended June 30, 2005. The increase resulted from the $13.6 million, or 44.0%, increase in the average balance of loans receivable, to $44.5 million in the second quarter of 2006, compared to $30.9 million in the second quarter of 2005. The average yield on loans receivable was 6.44% in 2006, compared to 6.43% in 2005.

Interest and dividend income from securities and interest-earning deposits decreased $9,000, or 3.1%, to $278,000 for the three months ended June 30, 2006, from $287,000 for the three months ended June 30, 2005. The primary reason for the decrease was the decrease in average balances of securities and interest-earning deposits of $4.3 million, or 14.0%, to $26.3 million in 2006, from $30.6 million in 2005, partially offset by a 47 basis point increase in average yield to 4.22% in 2006, compared to 3.75% in 2005.

Interest Expense. Interest expense increased $64,000, or 33.9%, to $253,000 for the three months ended June 30, 2006, from $189,000 for the three months ended June 30, 2005. The increase in interest expense was due to several factors, including an increase in rates paid on deposits and the increase in deposits due to stock subscriptions from the minority offering. The average rate paid on deposits increased 65 basis points, to 2.35% for the quarter ended June 30, 2006, from 1.70% for the quarter ended June 30, 2005. Interest expense on certificates of deposit increased $70,000, or 57.9%, to $191,000 in 2006, from $121,000 in 2005, and the average rate paid on certificates increased 140 basis points, to 3.65% in 2006, from 2.25% in 2005.

Net Interest Income. Net interest income increased $147,000, or 24.7%, to $742,000 for the three months ended June 30, 2006, from $595,000 for the same quarter last year. Our net interest margin increased 32 basis points, to 4.19% in 2006, from 3.87% in 2005. The average yield on interest-earning assets increased 52 basis points, to 5.62% in 2006, from 5.10% in 2005, and was augmented by an increase of $9.4 million, or 15.2%, in the average balance of interest-earning assets, with interest income increasing by $211,000. The average rate paid on interest-bearing liabilities also increased, to 2.35% in 2006, from 1.70% in 2005, and the average balance of interest-bearing liabilities decreased $1.4 million, or 3.2%, with interest expense increasing by $64,000. The interest rate spread between interest earning assets and interest bearing liabilities decreased 13 basis points, to 3.27% in 2006, from 3.40% in 2005.

Provision for Loan Losses. During the three months ended June 30, 2006, management increased the general loan loss allowance by $15,000, with a charge to operations, based on its quarterly evaluation of the level of the allowance necessary to absorb probable incurred loan losses at June 30, 2006. Management considers changes in delinquencies, changes in the composition and volume of loans, historical loan loss experience, general economic and real estate market conditions, as well as peer group data, when determining the level on the allowance for loan losses.

During the six months ended June 30, 2006, non-performing (non-accrual) loans increased to $460,000, from $184,000 at December 31, 2005. Loans delinquent 60-89 days decreased to $361,000, from $518,000 at December 31, 2005. The loan portfolio increased $8.2 million, or 21.5%, to $46.2 million at June 30, 2006, from $38.0 million at December 31, 2005. During this period one- to four-family residential mortgage loans increased $4.4 million, or 18.3%, and multi-family residential mortgage loans increased $3.8 million, or 27.2%. After reviewing these and other factors, management determined that it was necessary to increase the allowance for loan losses by $40,000 ($25,000 of this amount was recorded during the quarter ended March 31, 2006). At June 30, 2006, the allowance for loan losses was $210,000, or 0.45% of loans receivable, compared to $170,000, or 0.44% of loans receivable at December 31, 2005. In a similar evaluation of the allowance for loan losses at June 30, 2005, management determined that there was no need for a provision for the six months then ended.

Non-interest Income. Non-interest income decreased $481,000, to $8,000 for the three months ended June 30, 2006, compared to $489,000 for the three months ended June 30, 2005. During 2005 the Company sold part of its investment in FHLMC common stock for a gain of $477,000. There were no security sales in 2006.

Non-interest Expense. Non-interest expense increased $106,000, or 25.6%, to $520,000 for the three months ended June 30, 2006, from $414,000 for the same quarter last year. Salaries and employee benefits increased $44,000, or 18.3%, to $285,000 in 2006, from $241,000 in 2005. The increase was due to additional staff and normal salary adjustments for 2006, to additional director’s fees paid by the Company, and to the establishment of an Employee Stock Ownership Plan (“ESOP”) during the second quarter of 2006. The Bank received a payment of $10,000 from Mutual Federal Bancorp, MHC, pursuant to Tax and Expense Sharing Agreements, for services provided by Bank officers to MHC during the quarter ended June 30, 2006, that was not necessary for the quarter ended June 30, 2005. This payment reduced salaries and employee benefits for the quarter. In future periods, the Company will incur these costs and as such they will be included in the consolidated results, with smaller payments by MHC.

Occupancy costs increased $6,000, or 15.4%, to $45,000 for the three months ended June 30, 2006, from $39,000 for the same period in 2005, primarily due to increased provisions for property taxes. Data processing fees decreased $5,000, or 17.9%, to $23,000, from $28,000 in 2005. Professional fees, including legal, accounting and consulting fees, increased $51,000, or 118.6%, to $94,000 in 2006, from $43,000 in 2005. The increase was due primarily to increased legal fees associated with changes in benefit plans, SEC reporting compliance, and other changes resulting from the minority stock offering. Miscellaneous expenses increased $10,000, or 15.9%, to $73,000 in 2006, from $63,000 in 2005.

The Bank’s ratio of non-interest expense to average assets increased to 2.85% for the three months ended June 30, 2006, from 2.55% for the same period in 2005, and its efficiency ratio was 69.3% in 2006, compared to 68.2% in 2005.

Income Tax Expense. The provision for income taxes decreased $174,000, to $78,000 for the three months ended June 30, 2006, from $252,000 for the same period in 2005, reflecting primarily the reduction in pre-tax net income. The effective tax rate for the quarter ended June 30, 2006, was 36.3%, compared to 37.6% for this quarter last year.

Average Balance Sheet

The following table sets forth average balance sheets, average yields and costs, and certain other information for the three months ended June 30, 2006 and 2005. No tax-equivalent yield adjustments were made, as their effects were not material. All average balances are based on an average of daily balances. Non-accrual loans are included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Three Months Ended June 30,
	2006			2005
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
Interest-earning assets:
Loans	$44,525	$717	6.44%	$30,929	$497	6.43%
Securities available for sale	23,528	246	4.18	27,246	260	3.82
Interest-earning deposits	2,318	28	4.83	2,852	20	2.81
Federal Home Loan Bank Stock	500	4	3.20	485	7	5.77
Total interest-earning assets	70,871	$995	5.62%	61,512	$784	5.10%
Non-interest-earning assets	2,080			3,494
Total assets	$72,951			$65,006
Interest-Bearing Liabilities:(1)
Savings deposits	$22,128	$62	1.12%	$22,950	$68	1.19%
Certificates of deposit	20,913	191	3.65	21,525	121	2.25
Total interest-bearing deposits	43,041	253	2.35	44,475	189	1.70
Federal Home Loan Bank advances	—	—	—	—	—	—
Total interest-bearing liabilities	43,041	253	2.35%	44,475	189	1.70%
Non-interest-bearing liabilities	2,401			2,114
Total liabilities	45,442			46,589
Stockholders’ equity	27,509			18,417
Total liabilities and stockholders’ equity	$72,951			$65,006
Net interest income		$742			$595
Net interest rate spread(2)			3.27%			3.40%
Net interest-earning assets(3)	$27,830			$17,037
Net interest margin(4)			4.19%			3.87%
Ratio of interest-earning assets to interest-bearing liabilities			164.66%			138.31%
____________
(1)	Non-interest-bearing checking deposits are included in non-interest-bearing liabilities.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Six Months Ended June 30, 2006 and 2005

General. Net income decreased $294,000, or 54.7%, to $244,000 for the six months ended June 30, 2006, from $538,000 for the six months ended June 30, 2005. The primary reason for the decrease was the $477,000 gain on the sale of securities in 2005 that was not repeated in 2006. Other reasons for the decrease included a provision for losses on loans of $40,000 in 2006, where none was made in 2005, a $36,000 increase in salaries and employee benefits, and a $77,000 increase in professional fees, partially offset by an increase in net interest income of $158,000, or 13.0%, to $1.4 million in 2006, from $1.2 million in 2005. Return on average assets was 0.68% for the six months ended June 30, 2006, compared to 1.66% for the same period last year, and return on equity was 4.25% and 5.85%, respectively, for these two periods.

Interest Income. Interest and dividend income increased $318,000, or 20.2%, to $1.9 million for the six months ended June 30, 2006, compared to $1.6 million for the six months ended June 30, 2005. The increase resulted from the $6.9 million, or 11.3%, increase in the average balance of interest-earning assets, to $68.4 million in the first half of 2006, compared to $61.6 million in the first half of 2005, and to an increase of 41 basis points in the average yield on interest earning assets, to 5.54% in 2006, from 5.13% in 2005.

Interest income and fees from loans receivable increased $392,000, or 40.0%, to $1.4 million for the six months ended June 30, 2006, from $979,000 for the six months ended June 30, 2005. The increase resulted from the $12.6 million, or 42.2%, increase in the average balance of loans receivable, to $42.6 million in the first half of 2006, compared to $30.0 million in the first half of 2005, partially offset by a decrease of 10 basis points in the average yield on loans receivable, to 6.43% in 2006, from 6.53% in 2005.

Interest and dividend income from securities and interest-earning deposits decreased $74,000, or 12.4%, to $524,000 for the six months ended June 30, 2006, from $598,000 for the six months ended June 30, 2005. The primary reason for the decrease was the decrease in average balances of securities and interest-earning deposits of $5.7 million, or 18.2%, to $25.8 million in 2006, from $31.5 million in 2005, partially offset by a 27 basis point increase in the average yield, to 4.07% in 2006, from 3.80% in 2005.

Interest Expense. Interest expense increased $160,000, or 44.1%, to $523,000 for the six months ended June 30, 2006, from $363,000 for the six months ended June 30, 2005. The increase in interest expense was due to several factors, including an increase in rates paid on deposits and the increase in deposits due to stock subscriptions from the minority offering. The average rate paid on deposits increased 63 basis points, to 2.27% for the first half of 2006, from 1.64% for the first half of 2005. Interest expense on certificates of deposit increased $127,000, or 54.7%, to $359,000 in 2006, from $232,000 in 2005, and the average rate paid on certificates increased 124 basis points, to 3.39% in 2006, from 2.15% in 2005.

We paid $10,000 of interest on $16.7 million in stock subscription deposits accumulated during the last six weeks of the quarter ended March 31, 2006. The average effective rate paid on the stock subscription deposits was 1.20%. We also drew $4.0 million in advances from the Federal Home Loan Bank during the early part of the quarter to fund our loan pipeline, but repaid those advances during the quarter. The average effective rate paid on advances was 4.71%. The Bank did not use advances during 2005. The overall average cost of funds increased 63 basis points, to 2.27% in 2006, from 1.64% in 2005.

Net Interest Income. Net interest income increased $158,000, or 13.0%, to $1.4 million for the six months ended June 30, 2006, from $1.2 million for the same period last year. Our net interest margin increased 6 basis points, to 4.01% in 2006, from 3.95% in 2005. The average yield on interest-earning assets increased 41 basis points, to 5.54% in 2006, from 5.13% in 2005, and was augmented by an increase of $6.9 million, or 11.3%, in the average balance of interest-earning assets, with interest income increasing by $318,000. The average rate paid on interest-bearing liabilities also increased, to 2.27% in 2006, from 1.64% in 2005, and the average balance of interest-bearing liabilities increased $1.8 million, or 4.1%. The interest rate spread between interest earning assets and interest bearing liabilities decreased 22 basis points, to 3.27% in 2006, from 3.49% in 2005.

Provision for Loan Losses. During the six months ended June 30, 2006, management increased the general loan loss allowance by $40,000, with a charge to operations, based on its quarterly evaluation of the level of the allowance necessary to absorb probable incurred loan losses at June 30, 2006. Management considers changes in delinquencies, changes in the composition and volume of loans, historical loan loss experience, general economic and real estate market conditions, as well as peer group data, when determining the level on the allowance for loan losses.

During the six months ended June 30, 2006, non-performing (non-accrual) loans increased to $460,000, from $184,000 at December 31, 2005. Loans delinquent 60-89 days decreased to $361,000, from $518,000 at December 31, 2005. The loan portfolio increased $8.2 million, or 21.5%, to $46.2 million at June 30, 2006, from $38.0 million at December 31, 2005. During this period one- to four-

family residential mortgage loans increased $4.4 million, or 18.3%, and multi-family residential mortgage loans increased $3.8 million, or 27.2%. After reviewing these and other factors, management determined that it was necessary to increase the allowance for loan losses by $40,000. At June 30, 2006, the allowance for loan losses was $210,000, or 0.45% of loans receivable, compared to $170,000, or 0.44% of loans receivable at December 31, 2005. In a similar evaluation of the allowance for loan losses at June 30, 2005, management determined that there was no need for a provision for the six months then ended.

Non-interest Income. Non-interest income decreased $481,000, to $16,000 for the six month period ended June 30, 2006, compared to $497,000 for the six months ended June 30, 2005. During 2005 the Company sold part of its investment in FHLMC common stock for a gain of $477,000. There were no security sales in 2006.

Non-interest Expense. Non-interest expense increased $115,000, or 13.6%, to $964,000 for the six months ended June 30, 2006, from $849,000 for the same period last year. Salaries and employee benefits increased $36,000, or 7.3%, to $532,000 in 2006, from $496,000 in 2005. The increase was due to additional staff and normal salary adjustments for 2006, to additional director’s fees paid by the Company, and to the establishment of the ESOP during the second quarter of 2006. The Bank received payments totaling $48,000 from Mutual Federal Bancorp, MHC, pursuant to Tax and Expense Sharing Agreements, for services provided by Bank officers to MHC during the six months ended June 30, 2006, that was not necessary for the quarter ended June 30, 2005. This payment reduced salaries and employee benefits for the quarter. In future periods, the Company will incur most of these costs and as such they will be included in the consolidated results, with smaller payments by MHC.

Occupancy costs decreased $5,000, or 5.4%, to $87,000 for the six months ended June 30, 2006, from $92,000 for the same period last year, primarily due to decreased depreciation charges, partially offset by increased provisions for property taxes. Data processing fees decreased $6,000, or 11.3%, to $47,000, from $53,000 in 2005. Professional fees, including legal, accounting and consulting fees, increased $77,000, or 97.5%, to $156,000 in 2006, from $79,000 in 2005. The increase was due primarily to increased legal fees associated with changes in benefit plans, SEC reporting compliance, and other changes resulting from the minority stock offering. Miscellaneous expenses increased $13,000, or 10.1%, to $142,000 in 2006, from $129,000 in 2005.

The Bank’s ratio of non-interest expense to average assets increased to 2.70% for the six months ended June 30, 2006, from 2.63% for the same period last year, and its efficiency ratio was 69.5% in 2006, compared to 68.8% in 2005.

Income Tax Expense. The provision for income taxes decreased $184,000, to $140,000 for the six months ended June 30, 2006, from $324,000 for the same period last year, reflecting primarily the reduction in pre-tax net income. The effective tax rate for the quarter ended June 30, 2006, was 36.5%, compared to 37.6% for this quarter last year.

Average Balance Sheet

The following table sets forth average balance sheets, average yields and costs, and certain other information for the six months ended June 30, 2006 and 2005. No tax-equivalent yield adjustments were made, as their effects were not material. All average balances are based on an average of daily balances. Non-accrual loans are included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Six Months Ended June 30,
	2006			2005
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
Interest-earning assets:
Loans	$42,621	$1,371	6.43%	$29,965	$979	6.53%
Securities available for sale	23,452	476	4.06	28,172	549	3.90
Interest-earning deposits	1,805	40	4.43	2,839	36	2.54
Federal Home Loan Bank Stock	500	8	3.20	483	13	5.38
Total interest-earning assets	68,378	$1,895	5.54%	61,459	$1,577	5.13%
Non-interest-earning assets	2,972			3,185
Total assets	$71,350			$64,644
Interest-Bearing Liabilities:(1)
Savings deposits	$23,778	$137	1.15%	$22,702	$131	1.15%
Certificates of deposit	21,149	359	3.39	21,547	232	2.15
Total interest-bearing deposits	44,927	496	2.21	44,249	363	1.64
Federal Home Loan Bank advances	1,146	27	4.71	—	—	—
Total interest-bearing liabilities	46,073	523	2.27%	44,249	363	1.64%
Non-interest-bearing liabilities	2,324			2,006
Total liabilities	48,397			46,255
Stockholders’ equity	22,953			18,389
Total liabilities and stockholders’ equity	$71,350			$64,644
Net interest income		$1,372			$1,214
Net interest rate spread(2)			3.27%			3.49%
Net interest-earning assets(3)	$22,305			$17,210
Net interest margin(4)			4.01%			3.95%
Ratio of interest-earning assets to interest-bearing liabilities			148.41%			138.89%
____________
(1)	Non-interest-bearing checking deposits are included in non-interest-bearing liabilities.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At June 30, 2006, $3.3 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities and increases in deposit accounts. Our cash flows are derived from operating activities, investing activities and financing activities as reported in our consolidated statements of cash flows.

Our primary investing activities are the origination of loans and the purchase of investment securities. During the six months ended June 30, 2006, our loan originations, net of collected principal, totaled $8.2 million. During the six months ended June 30, 2005, the net loan originations totaled $3.9 million. We did not sell any loans during the first-half of 2006 or 2005. Cash received from calls and maturities of securities totaled $2.9 million and $3.6 million for the six months ended June 30, 2006 and 2005, respectively. We purchased $2.0 million in securities during the six months ended June 30, 2006, but none during the six months ended June 30, 2005. We sold part of our investment in FHLMC common stock for proceeds of $484,000, a gain of $477,000, during the six months ended June 30, 2005.

Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by us and by local competitors, and other factors. There was a net decrease in total deposits of $236,000 for the six months ended June 30, 2006, and a net decrease of $470,000 in 2005. However, depositors used $796,000 in deposits to purchase stock in our minority common stock offering that closed on April 4, 2006.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provide an additional source of funds. During the six months ended June 30, 2006, the Bank borrowed $4.0 million in advances from the Federal Home Loan Bank and repaid the advances prior to June 30, 2006. At June 30, 2006 and December 31, 2005, we had no outstanding advances from the Federal Home Loan Bank of Chicago. Our available borrowing limit at June 30, 2006, was $10.0 million.

At June 30, 2006, we had outstanding commitments to originate loans of $2.4 million. At June 30, 2006, certificates of deposit scheduled to mature in less than one year totaled $18.5 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event we do not retain a significant portion of our maturing certificates of deposit, we will have to utilize other funding sources, such as Federal Home Loan Bank of Chicago advances, in order to maintain our level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents. In addition, the cost of such deposits may be significantly higher if market interest rates are higher at the time of renewal.

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

At June 30, 2006 and December 31, 2005, the Bank had $2.4 million and $2.0 million, respectively, of commitments to grant mortgage loans.

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

The table below sets forth, as of March 31, 2006, the latest date available, the estimated changes in our NPV and our net interest income that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	NPV			Net Portfolio Value as a Percentage of Present Value of Assets
Change In Interest Rates (Basis Points)	Estimated NPV	Amount of Change	Percentage Change	NPV Ratio	Change in Basis Points
		(dollars in thousands)
+300	$17,179	$(6,225)	-27%	21.94%	-568bp
+200	19,195	(4,209)	-18	23.88	-374
+100	21,310	(2,095)	-9	25.81	-181
Unchanged	23,405	—	—	27.62	—
-100	25,160	1,756	+8	29.06	+144
-200	26,288	2,883	+12	29.93	+231

The table above indicates that at March 31, 2006, in the event of a 200 basis point decrease in interest rates, we would experience a 12% increase in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience an 18% decrease in net portfolio value.

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

PART II. - OTHER INFORMATION

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders of the Company during the second quarter of 2006.

Item 5. Other Information.

None

Item 6. Exhibits.

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

MUTUAL FEDERAL BANCORP, INC.

Date: August 8, 2006	By:	/s/ Stephen M. Oksas
Stephen M. Oksas
President and Chief Executive Officer