Form 10QSB
period 2006-09-30
Mutual Federal Bancorp, Inc.
filed 2006-11-07
CIK 1344802

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______to_______

Commission File Number 000-51876

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of November 1, 2006
Common Stock, $0.01 par value	3,636,875

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

MUTUAL FEDERAL BANCORP, INC.

FORM 10-QSB

For the quarterly period ended September 30, 2006

Page
PART I. - FINANCIAL INFORMATION	1
Item 1. Financial Statements	1
Consolidated Statements of Financial Condition as of September 30, 2006 (unaudited) and December 31, 2005	2
Consolidated Statements of Income and Other Comprehensive Income (unaudited) for the three months and the nine months ended September 30, 2006 and 2005	3
Consolidated Statements of Equity (unaudited) for the nine months ended September 30, 2006 and 2005	4
Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2006 and 2005	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Controls and Procedures	21
PART II. - OTHER INFORMATION	22
Item 1. Legal Proceedings	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Submission of Matters to a Vote of Security Holders	22
Item 5. Other Information	22
Item 6. Exhibits	22
SIGNATURES	23
EXHIBIT INDEX

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

The minority stock offering of Mutual Federal Bancorp, Inc. (the “Company”) was completed on April 4, 2006, and the Company became the owner of 100% of the capital stock of Mutual Federal Savings and Loan Association of Chicago (the “Bank”). At September 30, 2006, the information presented in this report for the Company is fully consolidated with the Bank. Operating results prior to April 4, 2006, reflect operations of the Bank.

See accompanying notes to unaudited consolidated financial statements.

MUTUAL FEDERAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
 (unaudited)
(Dollar amounts in thousands except share data)

	September 30, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$1,703	$1,250
Securities available-for-sale	21,616	24,028
Loans, net of allowance for loan losses of $225 at September 30, 2006; $170 at December 31, 2005	48,937	38,030
Federal Home Loan Bank stock, at cost	500	500
Premises and equipment, net	292	305
Accrued interest receivable	358	236
Other assets	149	140
Total assets	$73,555	$64,489
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Non-interest-bearing deposits	$749	$350
Interest-bearing deposits	42,353	43,175
Total deposits	43,102	43,525
Advance payments by borrowers for taxes and insurance	185	361
Advances from the Federal Home Loan Bank	1,000	—
Accrued interest payable and other liabilities	1,110	2,267
Total liabilities	45,397	46,153
Commitments and contingencies
Stockholder’s equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized at September 30, 2006; no par value, 1,000,000 shares authorized at December 31, 2005	—	—
Common stock, $0.01 par value, 12,000,000 shares authorized, 3,636,875 shares issued and outstanding at September 30, 2006; $0.10 par value, 5,000,000 shares authorized, 10,000 shares issued and outstanding at December 31, 2005	36	1
Additional paid-in capital	10,172	—
Retained earnings	18,654	18,252
Unearned ESOP	(842)	—
Accumulated other comprehensive income	138	83
Total stockholder’s equity	28,158	18,336
Total liabilities and stockholder’s equity	$73,555	$64,489

See accompanying notes to unaudited consolidated financial statements.

MUTUAL FEDERAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(unaudited)
(Dollar amounts in thousands except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest and dividend income
Loans, including fees	$770	$557	$2,141	$1,536
Securities	242	248	718	797
Interest earning deposits	10	24	51	60
Federal Home Loan Bank stock dividends	4	6	11	19
Total interest and dividend income	1,026	835	2,921	2,412
Interest expense
Deposits	272	203	768	566
Advances from Federal Home Loan Bank	4	—	31	—
	276	203	799	566
Net interest income	750	632	2,122	1,846
Provision for loan losses	15	—	55	—
Net interest income after provision for loan losses	735	632	2,067	1,846
Non-interest income
Gain on sale of securities	—	—	—	477
Other income	8	10	24	30
Total non-interest income	8	10	24	507
Non-interest expense
Compensation and benefits	283	276	815	772
Occupancy and equipment	42	55	129	147
Data processing	32	30	79	87
Professional fees	62	20	218	95
Other expense	73	75	215	204
Total non-interest expense	492	456	1,456	1,305
Income before income taxes	251	186	635	1,048
Income tax expense	93	68	233	392
Net income	$158	$118	$402	$656
Earnings per share (basic and diluted)	$.04	nm	$0.08	nm
Other comprehensive income (loss)	$430	$(71)	$457	$(16)

Nm - not meaningful, see Note 7

See accompanying notes to unaudited consolidated financial statements.

MUTUAL FEDERAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(Dollar amounts in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned ESOP	Accumulated Other Comprehensive Income/(Loss)	Total
Balance at December 31, 2004	$1	—	$17,809	—	$730	$18,540
Comprehensive income:
Net income	—	—	656	—	—	656
Change in net unrealized gain (loss) on securities available-for-sale, net of taxes and reclassification adjustments	—	—	—	—	(672)	(672)
Total comprehensive income						(16)
Dividends paid	—	—	(300)	—	—	(300)
Balance at September 30, 2005	$1	—	$18,165	—	$58	$18,224
Balance at December 31, 2005	$1	$—	$18,252	$—	$83	$18,336
Comprehensive income:
Net income	—	—	402	—	—	402
Change in net unrealized gain (loss) on securities available-for-sale, net of taxes and reclassification adjustments	—	—	—	—	55	55
Total comprehensive income						457
Proceeds from sale of common stock	35	10,169	—	(873)	—	9,331
ESOP shares committed to be released		3		31		34
Balance at September 30, 2006	$36	$10,172	$18,654	$(842)	$138	$28,158

See accompanying notes to unaudited consolidated financial statements.

MUTUAL FEDERAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities
Net income	$402	$656
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	55	—
Depreciation	45	68
Net amortization of securities	48	56
Federal Home Loan Bank stock dividends	—	(19)
Gains on sale of securities	—	(477)
Dividends reinvested on securities	(78)	(63)
ESOP expense	34	—
(Increase) decrease in accrued interest receivable and other assets	(131)	7
(Decrease) increase in accrued interest payable and other liabilities	(1,191)	79
Net Cash (used in) provided by operating activities	(816)	307
Cash flows from investing activities
Activity in securities available-for-sale:
Proceeds from maturities, calls, and principal repayments	4,531	7,235
Proceeds from sales	—	484
Purchases	(2,000)	(1,843)
Loan originations and payments, net	(10,962)	(5,801)
Additions to premises and equipment	(32)	(32)
Net cash (used in) provided by investing activities	(8,463)	43
Cash flows from financing activities
Net increase (decrease) in deposits	(423)	802
Net increase (decrease) in advance payments by borrowers for taxes and insurance	(176)	276
Advances from FHLB	5,000	—
Repayment of FHLB advances	(4,000)	—
Net proceeds of minority common stock offering	9,331	—
Dividends paid	—	(300)
Net cash provided by financing activities	9,732	778
Net increase in cash and cash equivalents	453	1,128
Cash and cash equivalents at beginning of period	1,250	3,684
Cash and cash equivalents at end of period	$1,703	$4,812
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$790	$559
Income taxes	119	705

See accompanying notes to unaudited consolidated financial statements.

MUTUAL FEDERAL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals necessary for a fair presentation have been included. The results of operations and other data for the nine months ended September 30, 2006, are not necessarily indicative of results that may be expected for the entire fiscal year ended December 31, 2006. Certain items in the prior year financial statements have been reclassified to conform to the current year presentation.

The consolidated financial statements include Mutual Federal Bancorp, Inc. (the “Company”), and its wholly owned subsidiary Mutual Federal Savings and Loan Association of Chicago and its wholly owned subsidiary, EMEFES Service Corporation, together referred to as “the Bank.” Intercompany transactions and balances are eliminated in consolidation. As of September 30, 2006, Mutual Federal Bancorp, MHC (the “MHC”) was the majority (70%) stockholder of the Company. The MHC is owned by the depositors of the Bank. The financial statements included in this Form 10-QSB do not include the transactions and balances of the MHC. EMEFES Service Corporation is an insurance agency that sells insurance products to the Bank’s customers. The insurance products are underwritten and provided by a third party.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets and of tangible capital to average assets. As of September 30, 2006, the Bank met the capital adequacy requirements to which it is subject. The Bank’s tangible equity ratio at September 30, 2006, was 31.32%. The Tier 1 capital ratio was 31.32% and the Tier 1 risk-based capital ratio was 57.98%, and the total risk-based capital ratio was 59.19%.

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

Note 3 - Commitments

At September 30, 2006, the Bank had outstanding commitments to make loans of $1.5 million. At December 31, 2005, the Bank had outstanding commitments to make loans of $2.0 million.

Note 4 - Recent Accounting Pronouncements

FASB Statement 123(R), “Shares Based Payment,” addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method; and eliminates an entity’s ability to account for share-based compensation transactions using the intrinsic value method of accounting in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” which was permitted under Statement 123, as originally issued. The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. Statement 123(R) is effective, for small business issuers, for fiscal years beginning on or after December 15, 2005. The adoption of Statement 123(R) is expected to reduce reported net income and earnings per share if the Company adopts a stock award program.

In July 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, ("FIN 48"). FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 applies to all income tax positions subject to FASB Statement No. 109, Accounting for Income Taxes ("SFAS 109"), including tax positions considered to be routine and those with a high degree of uncertainty.

In September 2006, the Securities Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 108, which was issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet.

The Company is evaluating the potential impact, if any, of the standards on future periods.

Note 5 - Stock Issuance

The Board of Directors of MHC, the former sole stockholder of the Bank, adopted the Stock Issuance Plan pursuant to which (i) the MHC established a subsidiary holding company, Mutual Federal Bancorp, Inc., a federal corporation (the “Company”), as a direct subsidiary to hold 100% of the stock of the Bank, and (ii) the Company offered and sold shares of its common stock in a public offering representing 30% of its shares outstanding after the offering. The common stock was offered on a priority

MUTUAL FEDERAL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

basis to eligible depositors, qualified tax-exempt employee plans, other depositors and other voting members of the Bank, with any remaining shares offered to the public in a community offering or a syndicated community offering, or a combination thereof. The MHC’s applications to establish a subsidiary holding company and effect a minority stock offering were approved by the Office of Thrift Supervision on February 1, 2006. The offering period opened on February 13, 2006 and closed on March 16, 2006. The offering was oversubscribed in the first tier (eligible depositors on June 30, 2004) and closed at the adjusted maximum on April 4, 2006. A total of 1,091,062 shares (30%) were sold and 2,545,813 shares (70%) were retained by MHC. Costs incurred in connection with the common stock offering were recorded as a reduction of the proceeds from the offering and are estimated to be approximately $707,000. Approximately half of the net proceeds of $10.2 million was retained by the Company and half paid to the Bank.

Note 6 - Employee Stock Ownership Plan

As of January 1, 2006, the Company adopted an employee stock ownership plan (“ESOP”) for the benefit of substantially all employees. The ESOP borrowed $872,850 from the Company and used those funds to acquire 87,285 shares of the Company’s common stock on April 4, 2006 in connection with the Company’s minority stock offering at a price of $10.00 per share.

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

As shares are released from collateral, the Company will report compensation expense equal to the current market price of the shares and the shares will become outstanding for earnings-per-share (“EPS”) computations. Upon termination of their employment, participants in the ESOP who elect to receive their benefit distributions in the form of Company common stock may require the Company to purchase the common stock distributed at fair value. This contingent repurchase obligation will be reflected in the Company’s financial statements as “Common stock in ESOP subject to contingent repurchase obligation” and will reduce stockholders’ equity by an amount that represents the market value of all the Company’s common stock held by the ESOP and allocated to participants, without regard to whether it is likely that the shares would be distributed or that the recipients of the shares would be likely to exercise their right to require the Company to purchase the shares. At September 30, 2006 there are no allocated ESOP shares.

Note 7 - Earnings Per Share

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Earnings per share, prior to the minority stock issuance, was based on 10,000 shares outstanding for the periods presented, and is no longer meaningful. Earnings per share for the three-month and the nine-month periods ended September 30, 2006, is calculated beginning with

MUTUAL FEDERAL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

April 4, 2006, the date of conversion. Net income for the period from April 4, 2006 through September 30, 2006 was $295,000. Weighted average shares outstanding for the period from April 4, 2006, through September 30, 2006, are 3,551,123. Weighted average shares outstanding for the quarter ended September 30, 2006, are 3,551,858.

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

Comparison of Financial Condition at September 30, 2006 and December 31, 2005

Our total assets increased by $9.1 million, or 14.1%, to $73.6 million at September 30, 2006, from $64.5 million at December 31, 2005. The primary reason for the increase in total assets was the Company’s minority stock offering, which closed on April 4, 2006. The offering resulted in an addition of $9.3 million of equity to the balance sheet.

Loans receivable increased $10.9 million, or 28.7%, to $48.9 million at September 30, 2006, from $38.0 million at December 31, 2005, reflecting an increase of $6.2 million, or 25.5%, in one-to-four family residential mortgage loans and an increase of $4.7 million, or 34.2%, in multi-family residential mortgage loans during the period. While multi-family residential properties have always been a large part of our immediate market area, the increase in both multi-family and one-to-four family residential mortgage loans during the nine months ended September 30, 2006, is the result of our continued focus on customer service and the referrals it generates, as well as increased demand for fixed rate loans in a rising interest rate environment.

Total deposits decreased $423,000, or 1.0%, to $43.1 million at September 30, 2006, from $43.5 million at December 31, 2005. The primary reason for the decrease was the purchase of $796,000 in common stock of the Company by depositors with funds from their deposit accounts.

Stockholder Equity increased $9.8 million, to $28.2 million at September 30, 2006, from $18.3 million at December 31, 2005. The increase reflects $10.2 million in new equity from the sale of a 30% minority interest in the Company, reduced by $842,000 in unearned ESOP shares established with the minority stock offering, net income of $402,000 for the nine months ended September 30, 2006, and by a $55,000 increase in accumulated other comprehensive income (loss) from unrealized gains and losses on securities available-for-sale.

Comparison of Operating Results for the Three Months Ended September 30, 2006 and 2005

General. Net income increased $40,000, or 33.9%, to $158,000 for the three months ended September 30, 2006, from $118,000 for the three months ended September 30, 2005. The primary reason for the increase was a $118,000 increase in net interest income. This was partially offset by a provision for losses on loans of $15,000 in 2006, where none was made in 2005, and a $42,000 increase in professional fees. Return on average assets was 0.87% for the three months ended September 30, 2006, compared to 0.72% for the same period last year, and return on equity was 2.27% and 2.59%, respectively, for these two periods.

Interest Income. Interest and dividend income increased $191,000, or 22.9%, to $1.0 million for the three months ended September 30, 2006, compared to $835,000 for the three months ended September 30, 2005. The increase resulted from the $8.4 million, or 13.4%, increase in the average balance of interest-earning assets, to $71.0 million in the third quarter of 2006, compared to $62.6 million in the third quarter of 2005, and to an increase of 44 basis points in the average yield on interest earning assets, to 5.78% in 2006, from 5.34% in 2005.

Interest income and fees from loans receivable increased $213,000, or 38.2%, to $770,000 for the three months ended September 30, 2006, from $557,000 for the three months ended September 30, 2005. The increase resulted from the $14.5 million, or 43.5%, increase in the average balance of loans receivable, to $47.7 million in the third quarter of 2006, compared to $33.3 million in the third quarter of 2005. The average yield on loans receivable was 6.45% in 2006, compared to 6.70% in 2005.

Interest and dividend income from securities and interest-earning deposits decreased $22,000, or 7.9%, to $256,000 for the three months ended September 30, 2006, from $278,000 for the three months ended September 30, 2005. The primary reason for the decrease was the decrease in average balances of securities and interest-earning deposits of $6.1 million, or 20.7%, to $23.2 million in 2006, from $29.3 million in 2005, partially offset by a 62 basis point increase in average yield to 4.41% in 2006, compared to 3.79% in 2005.

Interest Expense. Interest expense increased $73,000, or 36.0%, to $276,000 for the three months ended September 30, 2006, from $203,000 for the three months ended September 30, 2005. The increase in interest expense was due to several factors, including an increase in rates paid on deposits and the increase in deposits due to stock subscriptions from the minority offering. The average rate paid on deposits increased 72 basis points, to 2.54% for the quarter ended September 30, 2006, from 1.82% for the quarter ended September 30, 2005. Interest expense on certificates of deposit increased $69,000, or 51.5%, to $203,000 in 2006, from $134,000 in 2005, and the average rate paid on certificates increased 133 basis points, to 3.81% in 2006, from 2.48% in 2005.

Net Interest Income. Net interest income increased $118,000, or 18.7%, to $750,000 for the three months ended September 30, 2006, from $632,000 for the same quarter last year. Our net interest margin increased 19 basis points, to 4.23% in 2006, from 4.04% in 2005. The average yield on interest-earning assets increased 44 basis points, to 5.78% in 2006, from 5.34% in 2005, and was augmented by an increase of $8.4 million, or 13.4%, in the average balance of interest-earning assets, with interest income increasing by $191,000. The average rate paid on interest-bearing liabilities increased 74 basis points, to 2.56% in 2006, from 1.82% in 2005, and the average balance of interest-bearing liabilities decreased $1.5 million, or 3.3%, with interest expense increasing by $73,000. The interest rate spread between interest earning assets and interest bearing liabilities decreased 29 basis points, to 3.22% in 2006, from 3.51% in 2005.

Provision for Loan Losses. During the three months ended September 30, 2006, management increased the allowance for loan losses by $15,000, with a charge to operations, based on its quarterly evaluation of the level of the allowance necessary to absorb probable incurred loan losses at September 30, 2006. Management considers changes in delinquencies, changes in the composition and volume of loans, historical loan loss experience, general economic and real estate market conditions, as well as peer group data, when determining the level on the allowance for loan losses.

During the nine months ended September 30, 2006, non-performing (non-accrual) loans increased to $401,000, from $184,000 at December 31, 2005. Loans delinquent 60-89 days decreased to $307,000, from $518,000 at December 31, 2005. The loan portfolio increased $10.9 million, or 28.7%, to $48.9 million at September 30, 2006, from $38.0 million at December 31, 2005. During this period one- to four-family residential mortgage loans increased $6.2 million, or 25.5%, and multi-family residential mortgage loans increased $4.7 million, or 34.2%. After reviewing these and other factors, management determined that it was necessary to increase the allowance for loan losses by $55,000 ($15,000 of this amount was recorded during the quarter ended September 30, 2006). At September 30, 2006, the allowance for loan losses was $225,000, or 0.46% of loans receivable, compared to $170,000, or 0.44% of loans receivable at December 31, 2005. In a similar evaluation of the allowance for loan losses at September 30, 2005, management determined that there was no need for a provision for the nine months then ended.

Non-interest Income. Non-interest income decreased $2,000, to $8,000 for the three months ended September 30, 2006, compared to $10,000 for the three months ended September 30, 2005.

Non-interest Expense. Non-interest expense increased $36,000, or 7.9%, to $492,000 for the three months ended September 30, 2006, from $456,000 for the same quarter last year. Salaries and employee benefits increased $7,000, or 2.5%, to $283,000 in 2006, from $276,000 in 2005. The increase was due to normal salary adjustments for 2006, to additional director’s fees paid by the Company, and to the establishment of an Employee Stock Ownership Plan (“ESOP”) during the second quarter of 2006. The Bank received a payment of $4,000 from Mutual Federal Bancorp, MHC, pursuant to Tax and Expense Sharing Agreements, for services provided by Bank officers to MHC during the quarter ended September 30, 2006, that was not necessary for the quarter ended September 30, 2005. This payment reduced salaries and employee benefits for the quarter. In future periods, the Company will incur these costs and as such they will be included in the consolidated results, with smaller payments by MHC.

Occupancy costs decreased $13,000, or 23.6%, to $42,000 for the three months ended September 30, 2006, from $55,000 for the same period in 2005, primarily due to decreased provisions for depreciation. Data processing fees increased $2,000, or 6.7%, to $32,000, from $30,000 in 2005. Professional fees, including legal, accounting and consulting fees, increased $42,000, or 210.0%, to $62,000 in 2006, from $20,000 in 2005. The increase was due primarily to increased legal fees associated with changes in benefit plans, SEC reporting compliance, and other changes resulting from the minority stock offering. Miscellaneous expenses decreased $2,000, or 2.7%, to $73,000 in 2006, from $75,000 in 2005.

The Bank’s ratio of non-interest expense to average assets decreased to 2.70% for the three months ended September 30, 2006, from 2.80% for the same period in 2005, and its efficiency ratio was 64.9% in 2006, compared to 71.0% in 2005.

Income Tax Expense. The provision for income taxes increased $25,000, to $93,000 for the three months ended September 30, 2006, from $68,000 for the same period in 2005, reflecting primarily the increase in pre-tax net income. The effective tax rate for the quarter ended September 30, 2006, was 37.1%, compared to 36.6% for this quarter last year.

Average Balance Sheet

The following table sets forth average balance sheets, average yields and costs, and certain other information for the three months ended September 30, 2006 and 2005. No tax-equivalent yield adjustments were made, as their effects were not material. All average balances are based on an average of daily balances. Non-accrual loans are included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Three Months Ended September 30,
	2006			2005
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
Interest-earning assets:
Loans	$47,721	$770	6.45%	$33,257	$557	6.70%
Securities available for sale	22,012	242	4.40	25,826	248	3.84
Interest-earning deposits	734	10	5.45	2,987	24	3.21
Federal Home Loan Bank Stock	500	4	3.20	492	6	4.88
Total interest-earning assets	70,967	$1,026	5.78%	62,562	$835	5.34%
Non-interest-earning assets	1,810			2,608
Total assets	$72,777			$65,170
Interest-Bearing Liabilities:(1)
Savings deposits	$21,476	$69	1.29%	$22,875	$69	1.21%
Certificates of deposit	21,293	203	3.81	21,649	134	2.48
Total interest-bearing deposits	42,769	272	2.54	44,524	203	1.82
Federal Home Loan Bank advances	283	4	5.65	—	—	—
Total interest-bearing liabilities	43,052	276	2.56%	44,524	203	1.82%
Non-interest-bearing liabilities	1,839			2,412
Total liabilities	44,891			46,936
Stockholders’ equity	27,886			18,234
Total liabilities and stockholders’ equity	$72,777			$65,170
Net interest income		$750			$632
Net interest rate spread(2)			3.22%			3.51%
Net interest-earning assets(3)	$27,915			$18,038
Net interest margin(4)			4.23%			4.04%
Ratio of interest-earning assets to interest-bearing liabilities			164.84%			140.51%
_____________
(1)	Non-interest-bearing checking deposits are included in non-interest-bearing liabilities.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Nine Months Ended September 30, 2006 and 2005

General. Net income decreased $254,000, or 38.7%, to $402,000 for the nine months ended September 30, 2006, from $656,000 for the nine months ended September 30, 2005. The primary reason for the decrease was the $477,000 gain on the sale of securities in 2005 that was not repeated in 2006. Other reasons for the decrease included a provision for losses on loans of $55,000 in 2006, where none was made in 2005, a $43,000 increase in salaries and employee benefits, and a $123,000 increase in professional fees, partially offset by an increase in net interest income of $276,000, or 15.0%, to $2.1 million in 2006, from $1.8 million in 2005. Return on average assets was 0.75% for the nine months ended September 30, 2006, compared to 1.35% for the same period last year, and return on equity was 2.18% and 4.77%, respectively, for these two periods.

Interest Income. Interest and dividend income increased $509,000, or 21.1%, to $2.9 million for the nine months ended September 30, 2006, compared to $2.4 million for the nine months ended September 30, 2005. The increase resulted from the $7.4 million, or 12.0%, increase in the average balance of interest-earning assets, to $69.3 million in the first nine months of 2006, compared to $61.8 million in the first nine months of 2005, and to an increase of 42 basis points in the average yield on interest earning assets, to 5.62% in 2006, from 5.20% in 2005.

Interest income and fees from loans receivable increased $605,000, or 39.4%, to $2.1 million for the nine months ended September 30, 2006, from $1.5 million for the nine months ended September 30, 2005. The increase resulted from the $13.3 million, or 42.7%, increase in the average balance of loans receivable, to $44.3 million in the first nine months of 2006, compared to $31.1 million in the first nine months of 2005, partially offset by a decrease of 15 basis points in the average yield on loans receivable, to 6.44% in 2006, from 6.59% in 2005.

Interest and dividend income from securities and interest-earning deposits decreased $96,000, or 11.0%, to $780,000 for the nine months ended September 30, 2006, from $876,000 for the nine months ended September 30, 2005. The primary reason for the decrease was the decrease in average balances of securities and interest-earning deposits of $5.8 million, or 19.0%, to $24.9 million in 2006, from $30.8 million in 2005, partially offset by a 37 basis point increase in the average yield, to 4.17% in 2006, from 3.80% in 2005.

Interest Expense. Interest expense increased $233,000, or 41.2%, to $799,000 for the nine months ended September 30, 2006, from $566,000 for the nine months ended September 30, 2005. The increase in interest expense was due to several factors, including an increase in rates paid on deposits, and to periodic use of advances from the Federal Home Loan Bank to fund our loan pipeline. The average rate paid on deposits increased 62 basis points, to 2.32% for the first nine months of 2006, from 1.70% for the first nine months of 2005. Interest expense on certificates of deposit increased $195,000, or 53.1%, to $562,000 in 2006, from $367,000 in 2005, and the average rate paid on certificates increased 127 basis points, to 3.53% in 2006, from 2.26% in 2005. The average rate paid on advances in 2006 was 4.83%. We did not use advances during 2005. The overall average cost of funds increased 66 basis points, to 2.36% in 2006, from 1.70% in 2005.

Net Interest Income. Net interest income increased $276,000, or 15.0%, to $2.1 million for the nine months ended September 30, 2006, from $1.8 million for the same period last year. Our net interest margin increased 11 basis points, to 4.09% in 2006, from 3.98% in 2005. The average yield on interest-earning assets increased 42 basis points, to 5.62% in 2006, from 5.20% in 2005, and was augmented by an increase of $7.4 million, or 12.0%, in the average balance of interest-earning assets, with interest income increasing by $509,000. The average rate paid on interest-bearing liabilities increased 66 basis points, to 2.36% in 2006, from 1.70% in 2005, and the average balance of interest-bearing liabilities increased $601,000, or 1.4%. The interest rate spread between interest earning assets and interest bearing liabilities decreased 24 basis points, to 3.26% in 2006, from 3.50% in 2005.

Provision for Loan Losses. During the nine months ended September 30, 2006, management increased the allowance for loan losses by $55,000, with a charge to operations, based on its quarterly evaluation of the level of the allowance necessary to absorb probable incurred loan losses at September 30, 2006. Management considers changes in delinquencies, changes in the composition and volume of loans, historical loan loss experience, general economic and real estate market conditions, as well as peer group data, when determining the level on the allowance for loan losses.

During the nine months ended September 30, 2006, non-performing (non-accrual) loans increased to $401,000, from $184,000 at December 31, 2005. Loans delinquent 60-89 days decreased to $307,000, from $518,000 at December 31, 2005. The loan portfolio increased $10.9 million, or 28.7%, to $48.9 million at September 30, 2006, from $38.0 million at December 31, 2005. During this period one- to four-family residential mortgage loans increased $6.2 million, or 25.5%, and multi-family residential mortgage loans increased $4.7 million, or 34.2%. After reviewing these and other factors, management determined that it was necessary to increase the allowance for loan losses by $55,000. At September 30, 2006, the allowance for loan losses was $225,000, or 0.46% of loans receivable, compared to $170,000, or 0.44% of loans receivable at December 31, 2005. In a similar evaluation of the allowance for loan losses at September 30, 2005, management determined that there was no need for a provision for the nine months then ended.

Non-interest Income. Non-interest income decreased $483,000, to $24,000 for the nine months ended September 30, 2006, compared to $507,000 for the nine months ended September 30, 2005. During 2005 the Company sold part of its investment in FHLMC common stock for a gain of $477,000. There were no security sales in 2006.

Non-interest Expense. Non-interest expense increased $151,000, or 11.6%, to $1.5 million for the nine months ended September 30, 2006, from $1.3 million for the same period last year. Salaries and employee benefits increased $43,000, or 5.6%, to $815,000 in 2006, from $772,000 in 2005. The increase was due to additional staff and normal salary adjustments for 2006, to additional director’s fees paid by the Company, and to the establishment of the ESOP during the second quarter of 2006. The Bank received payments totaling $52,000 from Mutual Federal Bancorp, MHC, pursuant to Tax and Expense Sharing Agreements, for services provided by Bank officers to MHC during the nine months ended September 30, 2006, that was not required in 2005. This payment reduced salaries and employee benefits expense for 2006. In future periods, the Company will incur most of these costs and as such they will be included in the consolidated results, with smaller payments by MHC.

Occupancy costs decreased $18,000, or 12.2%, to $129,000 for the nine months ended September 30, 2006, from $147,000 for the same period last year, primarily due to decreased depreciation charges, partially offset by increased provisions for property taxes. Data processing fees decreased $8,000, or 9.2%, to $79,000, from $87,000 in 2005. Professional fees, including legal, accounting and consulting fees, increased $123,000, or 129.5%, to $218,000 in 2006, from $95,000 in 2005. The increase was due primarily to increased legal fees associated with changes in benefit plans, SEC reporting compliance, and other changes resulting from the minority stock offering. Miscellaneous expenses increased $11,000, or 5.4%, to $215,000 in 2006, from $204,000 in 2005.

The Bank’s ratio of non-interest expense to average assets increased to 2.71% for the nine months ended September 30, 2006, from 2.68% for the same period last year, and its efficiency ratio was 67.9% in 2006, compared to 69.6% in 2005.

Income Tax Expense. The provision for income taxes decreased $159,000, to $233,000 for the nine months ended September 30, 2006, from $392,000 for the same period last year, reflecting primarily the reduction in pre-tax net income. The effective tax rate for the nine months ended September 30, 2006, was 36.7%, compared to 37.4% for 2005.

Average Balance Sheet

The following table sets forth average balance sheets, average yields and costs, and certain other information for the nine months ended September 30, 2006 and 2005. No tax-equivalent yield adjustments were made, as their effects were not material. All average balances are based on an average of daily balances. Non-accrual loans are included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Nine Months Ended September 30,
	2006			2005
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
Interest-earning assets:
Loans	$44,340	$2,141	6.44%	$31,074	$1,536	6.59%
Securities available for sale	22,967	718	4.17	27,377	797	3.88
Interest-earning deposits	1,444	51	4.71	2,889	60	2.77
Federal Home Loan Bank Stock	500	11	2.93	486	19	5.21
Total interest-earning assets	69,251	$2,921	5.62%	61,826	$2,412	5.20%
Non-interest-earning assets	2,504			2,995
Total assets	$71,755			$64,821
Interest-Bearing Liabilities:(1)
Savings deposits	$23,002	$206	1.19%	$22,760	$199	1.17%
Certificates of deposit	21,198	562	3.53	21,694	367	2.26
Total interest-bearing deposits	44,200	768	2.32	44,454	566	1.70
Federal Home Loan Bank advances	855	31	4.83	—	—	—
Total interest-bearing liabilities	45,055	799	2.36%	44,454	566	1.70%
Non-interest-bearing liabilities	2,099			2,030
Total liabilities	47,154			46,484
Stockholders’ equity	24,601			18,337
Total liabilities and stockholders’ equity	$71,755			$64,821
Net interest income		$2,122			$1,846
Net interest rate spread(2)			3.26%			3.50%
Net interest-earning assets(3)	$24,196			$17,372
Net interest margin(4)			4.09%			3.98%
Ratio of interest-earning assets to interest-bearing liabilities			153.70%			139.08%

(1)	Non-interest-bearing checking deposits are included in non-interest-bearing liabilities.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At September 30, 2006, $1.7 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities and increases in deposit accounts. Our cash flows are derived from operating activities, investing activities and financing activities as reported in our consolidated statements of cash flows.

Our primary investing activities are the origination of loans and the purchase of investment securities. During the nine months ended September 30, 2006, our loan originations, net of collected principal, totaled $11.0 million. During the nine months ended September 30, 2005, the net loan originations totaled $5.8 million. We did not sell any loans during 2006 or 2005. Cash received from calls and maturities of securities totaled $4.5 million and $7.2 million for the nine months ended September 30, 2006 and 2005, respectively. We purchased $2.0 million in securities during the nine months ended September 30, 2006, and $1.8 million during the nine months ended September 30, 2005. We sold part of our investment in FHLMC common stock for proceeds of $484,000, a gain of $477,000, during the nine months ended September 30, 2005.

Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by us and by local competitors, and other factors. There was a net decrease in total deposits of $423,000 for the nine months ended September 30, 2006, and a net increase of $802,000 in 2005. However, depositors used $796,000 in deposits to purchase stock in our minority common stock offering that closed on April 4, 2006.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provide an additional source of funds. During the nine months ended September 30, 2006, the Bank borrowed $5.0 million in advances from the Federal Home Loan Bank and repaid $4.0 million of the advances prior to September 30, 2006. At September 30, 2006, we had $1.0 million in advances outstanding. At December 31, 2005, we had no outstanding advances. Our available borrowing limit at September 30, 2006, was $10.0 million.

At September 30, 2006, we had outstanding commitments to originate loans of $1.5 million. At September 30, 2006, certificates of deposit scheduled to mature in less than one year totaled $19.2 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event we do not retain a significant portion of our maturing certificates of deposit, we will have to utilize other funding sources, such as Federal Home Loan Bank of Chicago advances, in order to maintain our level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents. In addition, the cost of such deposits may be significantly higher if market interest rates are higher at the time of renewal.

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

At September 30, 2006 and December 31, 2005, the Bank had $1.5 million and $2.0 million, respectively, of commitments to grant mortgage loans.

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

The table below sets forth, as of June 30, 2006, the latest date available, the estimated changes in our NPV that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	NPV			Net Portfolio Value as a Percentage of Present Value of Assets
Change In Interest Rates (Basis Points)	Estimated NPV	Amount of Change	Percentage Change	NPV Ratio	Change in Basis Points
(dollars in thousands)
+300	$18,582	$(6,829)	-27%	26.89%	-641bp
+200	20,759	(4,651)	-18	29.08	-422
+100	23,050	(2,360)	-9	31.23	-207
Unchanged	25,410	—	—	33.30	—
-100	27,490	2,080	+8	34.99	+169
-200	28,944	3,534	+14	36.06	+276

    The table above indicates that at June 30, 2006, in the event of a 200 basis point decrease in interest rates, we would experience a 14% increase in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience an 18% decrease in net portfolio value.

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

Item 3. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation, as of the end of the period covered by this report, that the Company and the Bank’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in the Company and the Bank’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the foregoing evaluation.

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders of the Company during the third quarter of 2006.

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

Date: November 7, 2006	MUTUAL FEDERAL BANCORP, INC.

	By:	/s/ Stephen M. Oksas
Stephen M. Oksas
President and Chief Executive Officer