Form 10KSB
period 2006-12-31
Mutual Federal Bancorp, Inc.
filed 2007-03-29
CIK 1344802

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01 per share

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

The registrant’s revenues for its most recent fiscal year were $4,042,000.

As of March 27, 2007, the aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $12,904,878, based on the last reported trade price of $14.00 on March 22, 2007 on the OTC Bulletin Board.

There were 3,636,875 shares of common stock of the registrant outstanding as of March 27, 2007.

Documents Incorporated by Reference: Portions of the registrant’s definitive proxy statement for its 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III, Items 9-12 and Item 14.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

MUTUAL FEDERAL BANCORP, INC.

Form 10-KSB for Fiscal Year Ended

December 31, 2006

i

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

Mutual Federal Bancorp, Inc. (“the Company”) was formed in 2006 as a federally chartered, mid-tier stock holding company of Mutual Federal Savings and Loan Association of Chicago, a federally chartered savings and loan association headquartered in Chicago, Illinois (referred to herein, together with its wholly owned subsidiary, EMEFES Service Corporation, as “the Bank”). The Board of Directors of Mutual Federal Bancorp, MHC (“MHC”), the former sole stockholder of the Bank, adopted a Stock Issuance Plan pursuant to which (i) MHC established the Company as a direct subsidiary holding company to hold 100% of the stock of the Bank, and (ii) the Company offered and sold shares of its common stock in a public offering representing 30% of its shares outstanding after the offering. The common stock was offered on a priority basis to eligible depositors, qualified tax-exempt employee plans, other depositors and other voting members of the Bank, with any remaining shares to be offered to the public. The offering period opened on February 13, 2006 and closed on March 16, 2006. The offering was oversubscribed in the first tier (eligible depositors as of June 30, 2004) and closed at the adjusted maximum offering amount on April 4, 2006. A total of 1,091,062 shares (30%) were sold and 2,545,813 shares (70%) were retained by MHC.

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

Business Strategy

Our business strategy is to operate as a well-capitalized and profitable community bank dedicated to providing quality customer service. A main focus of our business strategy has been to emphasize one- to four-family residential mortgage lending, and we intend to continue to emphasize this type of lending. Management, however, has determined to broaden the range of our products and services to enhance profitability, consistent with maintaining our safety and soundness. We intend to gradually introduce additional products and services, such as adjustable-rate mortgage loans, home equity lines of credit and money market deposit accounts. There can be no assurances that we will successfully implement our business strategy.

Highlights of our business strategy are as follows:

•
Continuing to emphasize fixed-rate one- to four-family residential real estate lending. Historically, we have emphasized fixed-rate one- to four-family residential lending within our market area. As of December 31, 2006, $33.3 million, or 63.6%, of our total loan portfolio consisted of fixed-rate one- to four-family residential mortgage loans. During the year ended December 31, 2006, we originated $14.1 million of one- to four-family residential mortgage loans. We originate all loans for portfolio and do not sell loans in the secondary market. While we will continue to emphasize one- to four-family lending, we also originate loans secured by multi-family properties. As of December 31, 2006, $19.0 million, or 36.3%, of our total loan portfolio consisted of multi-family residential mortgage loans. During the year ended December 31, 2006, we originated $7.0 million of multi-family residential mortgage loans.

•
Seeking growth through expansion. We believe our best opportunities for growth are through potential acquisitions or through de novo branching, although we currently have no specific plans to acquire an existing financial institution or open a de novo branch. The capital raised in our stock offering will enable us to identify and pursue potential acquisitions or, should suitable acquisition opportunities not emerge, undertake de novo branching. Completing an acquisition or opening a new branch will provide us with an additional location, thereby increasing the potential number of households and businesses we could serve. An acquisition also may provide us with an opportunity to enhance our management depth and augment our current product offerings. Additionally, any future acquisition may provide us with an opportunity to pursue an alternate branding strategy for the Bank by capitalizing on the brand awareness a potential target may have already established in its market area.

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

•
Offering new products and services. We currently are developing and seek to develop in the future new services and deposit products for our customers, such as adjustable-rate mortgage loans, home equity lines of credit and money market deposit accounts. We expect to be able to begin offering these new products and services beginning in 2007. We believe that these new products will increase our deposit base and our fee income.

•
Maintaining high asset quality. Historically, we have maintained and will continue to emphasize strong asset quality by following conservative underwriting criteria and originating loans secured by real estate. Our non-performing assets at December 31, 2006 and December 31, 2005 were $443,000 and $184,000, respectively, or 0.59% and 0.29% of total assets.

•
Maintaining high levels of interest earning assets. We intend to maintain our high level of interest earning assets. At December 31, 2006, our interest earning assets were 96.0% of total assets and our average interest earning assets for 2006 were 157.0% of average interest-bearing liabilities. These ratios reflect our low level of fixed assets (as we operate from only one banking office) and non-accruing loans, strong capital position and the absence of real estate owned and goodwill on our balance sheet.

•
Increasing our real estate lending capacity. The additional capital raised in the stock offering increased our lending capacity by enabling us to originate more loans and loans with larger balances. This permitted us to serve borrowers with larger lending needs and to originate larger loans than we have in the past.

•
Remaining a community-oriented institution. The Bank was established in Chicago, Illinois in 1905 and has been operating continuously since that time. We have been, and continue to be, committed to meeting the financial needs of the communities in which we operate and remain dedicated to providing high-quality personal and efficient service to our customers.

Competition

We face intense competition within our market area both in making loans and attracting deposits. Cook County, Illinois, and specifically the Chicago metropolitan area have a high concentration of financial institutions including money centers and other large commercial banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services, private banking and Internet banking. As of June 30, 2006, based on the FDIC’s annual Summary of Deposits Report, our market share of deposits represented 8.84% of the deposits in our zip code and 0.03% of deposits in Cook County.

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

Market Area

We operate in a primarily urban market area that has a stable population and household base. Our primary deposit gathering area is concentrated in the communities immediately surrounding our headquarters located in the southwestern Chicago metropolitan area, which includes predominantly Hispanic neighborhoods. Our primary lending area is broader than our deposit-gathering area and includes all of Cook County. At December 31, 2006, 95% of our mortgage loan portfolio consisted of loans secured by real estate located in Cook County, Illinois.

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

One- to four-family residential real estate mortgage loans represented $33.3 million, or 63.6%, of our loan portfolio at December 31, 2006. We also offer multifamily real estate loans. Multifamily real estate loans represented $19.0 million, or 36.3% of our loan portfolio at December 31, 2006. We also have a small number of loans secured by deposit accounts as an accommodation to customers.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan and percentage of portfolio at the dates indicated.

	At December 31,
	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
One- to four-family residential mortgage	$33,270	63.62%	$24,424	63.70%	$19,772	69.21%
Multi-family	18,965	36.27	13,839	36.10	8,772	30.71
Total mortgage loans	52,235	99.89	38,263	99.80	28,544	99.92
Consumer loans	59.11		77	0.20	24	0.08
Total loans	52,294	100.00%	38,340	100.00%	28,568	100.00%
Less:
Deferred loan origination fees, net	121		89		89
Undisbursed portion of loans	9		51		3
Allowance for loan losses	240		170		150
Total loans, net	$51,924		$38,030		$28,326

Loan Portfolio Maturities and Yields. The following table summarizes the remaining contractual maturity of our loans at December 31, 2006. The table does not include the effect of possible prepayments. We had no adjustable-rate loans at December 31, 2006.

	One- to Four-Family		Multi Family		Consumer		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(dollars in thousands)
Due during the years ending December 31, 2007	$2	6.85%	$-	-%	$59	3.35%	$61	3.49%
2007 to 2008	80	7.47	10	11.50	-	-	90	7.89
2009 to 2010	152	7.24	167	6.56	-	-	319	6.88
2011 to 2015	1,694	6.77	1,444	6.72	-	-	3,138	6.74
2016 to 2025	2,649	6.31	15,381	6.63	-	-	18,030	6.58
2026 and beyond	28,693	6.18	1,963	6.55	-	-	30,656	6.20
Total	$33,270	6.22%	$18,965	6.63%	$59	3.35%	$52,294	6.37%

The following table sets forth the remaining contractual maturity of fixed-rate loans at December 31, 2006 that are contractually due after December 31, 2007. We had no adjustable-rate loans at December 31, 2006.

	Due After December 31, 2007
	Fixed	Total
	(dollars in thousands)
One- to four-family residential mortgage loans	$33,268	$33,268
Multi-family	18,965	18,965
Total mortgage loans	52,233	52,233
Total loans	$52,233	$52,233

One- to Four-Family Residential Loans. Our primary lending activity consists of the origination of one- to four-family residential mortgage loans that are secured primarily by properties located in Cook County. At December 31, 2006, $33.3 million, or 63.6% of our loan portfolio, consisted of one- to four-family residential mortgage loans. Included within these one- to four-family loans were $1.3 million in second mortgage loans at December 31, 2006. At December 31, 2006, the average balance of our one- to four-family loans was $106,000. Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the appraised value of the property. All one- to four-family residential loans are fixed-rate loans generally originated for terms up to 20 years and for owner occupied one- to four-family residential loans, up to 30 years. At December 31, 2006, our largest loan secured by one- to four-family real estate had a principal balance of $949,000 and was performing in accordance with its repayment terms. We currently do not offer adjustable-rate mortgage loans.

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

Multi-Family Real Estate Loans. Loans secured by multi-family real estate totaled $19.0 million, or 36.3%, of our total loan portfolio at December 31, 2006. Multi-family real estate loans generally are secured by small apartment buildings with fewer than 10 units and includes two- to four-family residential properties that may also include a commercial or income-producing element, such as a first floor store-front business. Generally, all of our multi-family real estate loans are secured by properties located within our lending area. At December 31, 2006, we had 100 multi-family real estate loans with an average principal balance of $190,000, and the largest multi-family real estate loan had a principal balance of $1.2 million. Multi-family real estate loans are offered with fixed interest rates. Multi-family loans generally are originated for terms of up to 20 years, and in some cases for owner-occupied multi-family properties, up to 30 years.

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

Consumer Loans. We offer a small number of consumer loans, secured by deposits, to our customers. Our consumer loans amounted to $59,000, or 0.1%, of our total loan portfolio at December 31, 2006.

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

Loan Approval Procedures and Authority. The loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan. To assess the borrower’s ability to repay, we review the employment and credit history and information on the historical and projected income and expenses of mortgagors. All owner occupied mortgage loans up to $650,000 and all non-owner occupied mortgage loans up to $500,000 may be approved by any two members of the loan committee of the board of directors, which committee consists of the President and three outside directors. All loans secured by deposits require the approval of the President. All other loans must be approved by the bank’s board of directors.

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

	At December 31,
	2006	2005	2004
	(dollars in thousands)
Non-accrual loans:
One- to four-family	$226	$184	$306
Multi-family	217	—	—
Consumer	—	—	—
Total non-accrual loans	$443	$184	$306
Accruing loans delinquent 90 days or more:
One- to four-family	—	—	—
Multi-family	—	—	—
Consumer	—	—	—
Total non-performing loans	$443	$184	$306
Real estate owned:
One- to four-family	—	—	—
Multi-family	—	—	—
Consumer	—	—	—
Total real estate owned	—	—	—
Total non-performing assets	$443	$184	$306
Allowance for loan losses attributable to non-performing loans	—	—	—
Ratios:
Non-performing loans to total loans	0.85%	0.48%	1.07%
Non-performing assets to total assets	0.59	0.29	0.47

The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent for
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(dollars in thousands)
At December 31, 2006
One- to four-family	1	$101	4	$226	5	$327
Multi-family	1	284	1	217	2	501
Consumer	—	—	—	—	—	—
Total	2	$385	5	$443	7	$828
At December 31, 2005
One- to four-family	4	$301	2	$184	6	$485
Multi-family	1	217	—	—	1	217
Consumer	—	—	—	—	—	—
Total	5	$518	2	$184	7	$702
At December 31, 2004
One- to four-family	6	$336	3	$306	9	$642
Multi-family	1	206	—	—	1	206
Consumer	—	—	—	—	—	—
Total	7	$542	3	$306	10	$848

Real Estate Owned. Real estate we acquire as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at fair market value at the date of foreclosure, less estimated selling expenses, establishing a new cost basis.

Holding costs and declines in fair value result in charges to expense after acquisition. At December 31, 2006, we held no real estate owned.

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

At December 31, 2006, $443,000 in non-accrual loans were classified as substandard, and none of our other assets were classified as substandard, doubtful or loss. The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations.

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

General loan loss allowances are based upon historical loan loss experience as adjusted after evaluation of other factors that may or may not be present, including changes in the composition of the loan portfolio, current national and local economic conditions, changes in lending policies and procedures and personnel changes in our lending management or staff. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary based on changing economic conditions or other factors. Payments received on impaired loans are applied first to accrued interest receivable and then to principal. The allowance for loan losses as of December 31, 2006 was maintained at a level that represents management’s best estimate of probable incurred losses in the loan portfolio.

The following table sets forth activity in our allowance for loan losses for the periods indicated.

At or for the Years Ended December 31,
	2006	2005	2004
(dollars in thousands)
Balance at beginning of year	$170	$150	$150
Charge-offs:
One- to four-family	—	—	—
Multi-family	—	—	—
Consumer	—	—	—
Total charge-offs	—	—	—
Recoveries:
One- to four-family	—	—	—
Multi-family	—	—	—
Consumer	—	—	—
Total recoveries	—	—	—
Net (charge-offs) recoveries	—	—	—
Provision for loan losses	70	20	—
Balance at end of year	$240	$170	$150
Ratios:
Net charge-offs to average loans outstanding	—	—	—
Allowance for loan losses to non-performing loans	0.54x	0.92x	0.49x
Allowance for loan losses to total loans	0.46%	0.44%	0.53%

The Bank has not charged-off a loan since 1996, when it charged-off a loan with an outstanding principal amount of $19,000. Our non-performing loans increased to $443,000 at December 31, 2006, from $184,000 at December 31, 2005. However, loans delinquent for 60-89 days decreased to $385,000 at December 31, 2006, from $518,000 at December 31, 2005.

During 2006 the Bank’s loan portfolio increased $13.9 million, or 36.5%, to $51.9 million at December 31, 2006, from $38.0 million at December 31, 2005. Based on the application of our allowance for loan losses methodology, as discussed previously, management determined that a provision of $70,000 for loan losses was adequate and necessary for the year ended December 31, 2006. During 2005, using the same methodology, management determined that a $20,000 provision for loan losses was necessary for the year ended December 31, 2005.

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

	At December 31,
	2006			2005
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(dollars in thousands)
One- to four-family	$83	$33,270	63.62%	$60	$24,424	63.70%
Multi-family	157	18,965	36.27	110	13,839	36.10
Consumer	—	59	0.11	—	77	0.20
Total allowance	$240	$52,294	100.00%	$170	$38,340	100.00%

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

Investments

Investments and Mortgage-backed Securities. Our investment portfolio at December 31, 2006, included $6.7 million in U.S. agency and government-sponsored entity bonds which are all classified as available-for-sale. Our investment policy objectives are to maintain liquidity, manage risk and maximize returns within the guidelines established by the bank’s board of directors, which specify eligible investments and approved securities dealers.

Our investment portfolio also includes mortgage-backed securities and collateralized mortgage obligations, all of which are guaranteed by the United States government or agencies thereof, all of which are classified as available-for-sale. At December 31, 2006, our mortgage-backed securities portfolio totaled $9.6 million, or 12.8% of total assets. The portfolio consisted of $5.9 million in fixed-rate mortgage-backed securities, and $3.7 million in adjustable-rate mortgage-backed securities, all guaranteed by the Federal Home Loan Mortgage Corporation, or FHLMC, the Federal National Mortgage Association, or FNMA, or the Government National Mortgage Association, or GNMA.

Our equity investments consist of 8,000 shares of FHLMC common stock and 10,000 shares of FHLMC preferred stock, as well as shares of several mutual funds which are invested in U.S. government and agency obligations and mortgage-backed securities guaranteed by FHLMC, FNMA or GNMA.

We initially acquired 1,263 shares of FHLMC Participating Preferred Stock, with a cost basis of $59,361 ($47.00 per share), in 1984 as a dividend distribution from the Federal Home Loan Bank of Chicago. Subsequent stock splits and conversions of the stock in 1988 to Senior Participating Preferred, and in 1992 to voting common stock, increased this investment to a total of 60,624 shares of common stock (with a split adjusted basis of $0.98 per share). Based on the concentration of unrealized gains in this one equity security, we have consistently monitored the performance of the stock and related market conditions, and have periodically sold shares since 1998.

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

Available-for-Sale Portfolio. The following table sets forth the composition of our available-for-sale portfolio at the dates indicated.

	At December 31,
	2006		2005		2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Investment Securities:
U.S. agency and government-sponsored entity bonds	$6,695	$6,654	$8,694	$8,584	$13,186	$13,152
Mutual funds	2,357	2,293	2,250	2,195	2,165	2,151
FHLMC common stock	8	543	8	523	15	1,140
FHLMC preferred stock	500	487	500	505	500	546
Mortgage-backed Securities:
GNMA	1,555	1,532	2,162	2,135	2,931	2,939
FNMA	4,582	4,489	5,757	5,654	6,388	6,427
FHLMC	3,067	3,000	3,798	3,721	4,222	4,208
FNMA, FHLMC collateralized mortgage obligations	578	561	722	711	996	1,033
Total securities available for sale	$19,342	$19,559	$23,891	$24,028	$30,403	$31,596

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio and the mortgage-backed securities portfolio at December 31, 2006 are summarized in the following table. Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur. Mutual funds and FHLMC stock are not included because they do not have contractual maturity dates.

	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(dollars in thousands)
Available-for-Sale
Investment Securities:
U.S. agency and government-sponsored entity bonds	$200	3.58%	$5,495	4.95%	$1,000	3.00%
Mortgage-backed Securities:
GNMA	—	—	38	6.94	—	—
FNMA	16	7.00	571	5.49	1,703	4.34
FHLMC	—	—	907	4.77	365	4.89
FNMA, FHLMC collateralized mortgage obligations	—	—	—	—	—	—
Total securities available for sale	$216	3.83%	$7,011	4.98%	$3,068	3.97%

	More Than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(dollars in thousands)
Available-for-Sale
Investment Securities:
U.S. agency and government-sponsored entity bonds	$—	—%	$6,695	$6,654	4.61%
Mortgage-backed Securities:
GNMA	1,517	4.95	1,555	1,532	5.00
FNMA	2,292	4.81	4,582	4,489	4.73
FHLMC	1,795	5.09	3,067	3,000	4.97
FNMA, FHLMC collateralized mortgage obligations	578	3.85	578	561	3.85
Total securities available for sale	$6,182	4.83%	$16,477	$16,236	4.72%

Sources of Funds

General. Deposits have traditionally been our primary source of funds for use in lending and investment activities. In addition to deposits, funds are derived from scheduled loan payments, investment calls, maturities and sales, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition. Borrowings from the Federal Home Loan Bank of Chicago have been be used in the short term to compensate for reductions in deposits and to fund loan growth.

Deposits. Deposits are not actively solicited outside of the Chicago metropolitan area, and a majority of our depositors are persons who work or reside in Cook County, Illinois. We offer deposit instruments, including non-interest-bearing checking accounts, passbook savings and fixed-term certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We do not accept brokered deposits.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates, competition and our single office location. We believe the products we offer allow us to be competitive in obtaining funds and responding to changes in consumer demand. Based on historical experience, management believes our deposits are relatively stable. However, the ability to attract and maintain certificates of deposit, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions. At December 31, 2006, $22.2 million, or 51.4% of our deposit accounts were certificates of deposit, of which $20.2 million had maturities of one year or less.

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,
	2006			2005			2004
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
				(dollars in thousands)
Savings deposits	$20,334	46.95%	1.24%	$21,827	50.15%	1.20%	$22,552	50.60%	1.15%
Certificates of deposit	22,246	51.37	4.16	21,348	49.05	3.01	21,936	49.21	2.03
Non-interest-bearing checking accounts	728	1.68	—	350	0.80	—	83	0.19	—
Total deposits	$43,308	100.00%	2.72%	$43,525	100.00%	2.08%	$44,571	100.00%	1.58%

The following table sets forth certificates of deposit by time remaining until maturity as of December 31, 2006.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(in thousands)
Certificates of deposit less than $100,000	$4,741	$4,490	$4,027	$1,490	$14,748
Certificates of deposit of $100,000 or more(1)	1,841	2,592	2,478	587	7,498
Total of certificates of deposit	$6,582	$7,082	$6,505	$2,077	$22,246
_____________
(1)
The weighted average interest rates for these accounts, by maturity period, are: 3.72% for 3 months or less; 4.26% for 3 to 6 months; 4.48% for 6 to 12 months; and 4.22% for over 12 months. The overall weighted average interest rate for accounts of $100,000 or more was 4.43%.

The following table sets forth, by interest rate range, information concerning certificates of deposit as of December 31, 2006.

	At December 31, 2006
	Period to Maturity
	Less Than One Year	One to Two Years	Two to Three Years	More Than Three Years	Total	Percent of Total
	(dollars in thousands)
Interest Rate Range:
2.00% to 2.99%	$594	$—	$—	$—	$594	2.67%
3.00% to 3.99%	11,620	780	41	95	12,536	56.35
4.00% to 4.99%	3,049	596	82	17	3,744	16.83
5.00% to 5.99%	4,906	34	78	354	5,372	24.15
Total	$20,169	$1,410	$201	$466	$22,246	100.00%

Borrowings

The Bank had $2.0 million in overnight borrowings from the Federal Home Loan Bank at December 31, 2006, at an interest rate of 5.50%. The Bank had no outstanding borrowings at December 31, 2005. The Bank borrowed periodically during 2006 to meet short term liquidity needs. The Bank may borrow up to $10.0 million under its present credit arrangement with the Federal Home Loan Bank.

Properties

The following table provides certain information with respect to our banking office as of December 31, 2006 and December 31, 2005:

Location	Leased or Owned	Year Acquired	Net Book Value of Real Property at December 31, 2006	Net Book Value of Real Property at December 31, 2005
2212 West Cermak Road Chicago, Illinois 60608	Owned	1964	$184,000	$191,000

The net book value of our premises, land and equipment was $289,000 at December 31, 2006 and $305,000 at December 31, 2005.

Subsidiary Activities

The Company’s only subsidiary is the Bank. The Bank currently operates one subsidiary, EMEFES Service Corporation, which provides insurance brokerage services to our customers. Brokerage commissions earned by EMEFES totaled approximately $3,000 for the twelve months ended December 31, 2006. Presently, there are no plans to expand the insurance brokerage operations.

Legal Proceedings

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. At December 31, 2006, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Personnel

As of December 31, 2006, we had 12 full-time employees and three part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

FEDERAL AND STATE TAXATION

Federal Taxation

General. We are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. Our federal income tax returns have not been audited by the Internal Revenue Service during the past five years. The following discussion of federal income taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company or the Bank.

Method of Accounting. For federal income tax purposes, the Company and the Bank currently report their income and expenses on the accrual method of accounting and use a tax year ending December 31 for filing their federal income tax returns. The Company and the Bank file a consolidated federal income tax return.

Bad Debt Reserves. Prior to the Small Business Protection Act of 1996 (the “1996 Act”), the Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. The Bank was required to use the reserve method in computing its bad debt deduction beginning with its 1997 federal tax return (similar to commercial banks). Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At December 31, 2006 the Bank had no remaining reserves subject to recapture.

Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if the Bank failed to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift related recapture rules. At December 31, 2006, our total federal pre-1988 base year reserve was approximately $2.6 million. However, under current law, pre-1988 base year reserves remain subject to recapture if the Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (the “Code” or “Internal Revenue Code”), imposes a corporate alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus or minus certain AMT adjustments, plus certain tax preferences (“alternative minimum taxable income” or “AMTI”). The AMT is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular corporate income tax. Net operating losses can generally offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Company has not been subject to the alternative minimum tax and has no such amounts available as credits for carryover.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2006, the Company had no net operating loss carryforwards for federal income tax purposes.

Corporate Dividends-Received Deduction. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient owns at least 20% of the stock of the corporation but does not file a consolidated return with such corporation, and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf.

State Taxation

We are required to file Illinois income tax returns and pay tax at a stated tax rate of 7.3% of Illinois taxable income. For these purposes, Illinois taxable income generally means federal taxable income subject to certain adjustments, including without limitation, the exclusion of interest income on United States obligations.

SUPERVISION AND REGULATION

General

Banking is a highly regulated industry. MHC, the Company, and the Bank are subject to numerous laws and regulations and supervisions and examination by various regulatory agencies. Certain of the regulatory requirements that are or will be applicable to us are described below. This description is not intended to be a complete explanation of such statutes and regulations and their effect on us and is qualified in its entirety by reference to the actual statutes and regulations. These statutes and regulations may change in the future, and we cannot predict what effect these changes, if made, will have on our operations.

The Bank is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision (“OTS”), as its primary federal regulator, and the Federal Deposit Insurance Corporation (the “FDIC”), as the insurer of its deposits. The Bank is also a member of the Federal Home Loan Bank (the “FHLB”) of Chicago and may be subject to examination by the FHLB of Chicago. The Bank’s deposit accounts are insured up to applicable limits by the FDIC’s Deposit Insurance Fund. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and, under certain circumstances, the FDIC to evaluate the Bank’s safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of customers, the insurance fund, and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC, or Congress, could have a material adverse impact on us and our operations.

MHC and the Company, as savings and loan holding companies, are required to file certain reports with, are subject to examination by, and otherwise must comply with the rules and regulations, of the OTS. The Company is also subject to the regulations of the Securities and Exchange Commission under the federal securities laws.

Regulation of Federal Savings Institutions

Business Activities. Federal law and regulations, primarily the Home Owners’ Loan Act and the regulations of the OTS, govern the activities of federal savings institutions such as the Bank. These laws and regulations delineate the nature and extent of the activities in which federal savings institutions may

engage.   In particular, certain lending authority for federal savings institutions, with regard to commercial, nonresidential real property loans and cons umer loans, is limited to a specified percentage of an institution’s capital or assets.

Branching. Federal savings institutions are authorized to establish branch offices in any state or states of the United States and its territories, subject to the approval or non-objection, as applicable, of the OTS.

Capital Requirements. The OTS capital regulations require federal savings institutions to meet three minimum capital standards: a 1.5% tangible capital to adjusted total assets ratio, a 4% core capital to adjusted total assets ratio (“leverage ratio”) (3% for institutions receiving the highest examination rating), and an 8% risk-based capital ratio. In addition to the above ratios, the prompt corrective action standards discussed below also establish, in effect, a minimum of a greater than 2% tangible equity to total assets ratio and a 4% Tier 1 (core) risk-based capital ratio.

The risk-based capital standard requires federal savings institutions to maintain a Tier 1, or “core,” capital to risk-weighted assets ratio of at least 4% and a total to risk-based capital ratio of at least 8%. Risk-weighted assets include the following: all assets (including certain off-balance-sheet assets), certain recourse obligations, and direct credit substitutes, multiplied by a risk-weight factor of 0% to 100%, which is assigned by the OTS capital regulation based on the risks believed to be inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries, non-withdrawable accounts and pledged deposits meeting certain criteria, and a certain amount of remaining goodwill, less certain intangible assets, certain servicing rights, certain credit-enhancing interest-only strips, and certain investments in certain subsidiaries. The components of supplementary capital include certain permanent capital instruments, certain maturing capital investments, allowances for loan and lease losses (limited to a maximum of 1.25% of risk-weighted assets), and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At December 31, 2006, the Bank met each of these capital requirements.

Prompt Corrective Regulatory Action. The OTS is required to take certain supervisory actions against institutions that do not meet the minimum capital ratios discussed above, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings institution that has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or a leverage ratio of less than 4% (or less than 3% for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings institution that has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3% is considered to be “significantly undercapitalized,” and a savings institution that has a ratio of tangible equity to total assets equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the OTS is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” An institution must file a capital restoration plan with the OTS within 45 days of the date it receives notice that it is “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.” Compliance with the plan must be guaranteed by a parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions, and expansion. “Significantly undercapitalized” and

“critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Loans to One Borrower. Federal law provides that savings institutions generally are subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit, if not fully secured, to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if fully secured by specified readily marketable collateral.

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

Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares, and payments to stockholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the OTS is required before any distribution of capital if the institution does not meet the criteria for “expedited treatment” of applications under OTS regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two highest categories), if the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, if the institution would be undercapitalized following the distribution, or if the distribution would otherwise be contrary to a statute, regulation, agreement with the OTS, or condition imposed by the OTS. If an application is not required, the institution must still provide prior notice to the OTS of the capital distribution if the institution meets certain criteria (e.g., if the institution is a subsidiary of a holding company). If the Bank’s capital were ever to fall below its regulatory requirements or the OTS notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution that would otherwise be permitted by the regulation if the OTS determined that such distribution would constitute an unsafe or unsound practice.

Qualified Thrift Lender Test. Federal law requires savings institutions to meet a qualified thrift lender test. Under the test, a savings institution is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least nine months out of each twelve-month period.

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions, such as restrictions on investments, activities and branching. As of December 31, 2006, the Bank maintained 97.1% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Transactions with Related Parties. Federal law limits the Bank’s authority to extend credit to, and engage in certain other transactions (collectively, “covered transactions”) with, “affiliates” (e.g., any company that controls or is under common control with an institution, including MHC, the Company, and their non-savings institution subsidiaries). The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the unimpaired capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s unimpaired capital and surplus. Loans and other specified transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low-quality assets from affiliates is permitted only under certain circumstances. Transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliates. In addition, in general, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies; and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The Bank’s authority to extend credit to its executive officers, directors, and 10% stockholders (“insiders”), as well as entities affiliated with such persons, is limited. The Bank is restricted both in the individual and the aggregate amount of loans it may make to insiders based, in part, on the Bank’s capital position and the requirement that certain board approval procedures be followed. Such loans must be made on terms substantially the same as those offered to non-insiders and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. There are additional restrictions applicable to loans to executive officers.

Enforcement. The OTS has primary enforcement responsibility over federal savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, attorneys, appraisers, and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors or termination of deposit insurance. An insured institution or institution-affiliated party may also be assessed civil money penalties ranging, for example, from $100 per day to $1.25 million per day in especially egregious cases. Federal law also establishes criminal penalties for certain violations.

Assessments. Federal savings institutions must pay assessments to the OTS to fund its operations. The general assessments, paid on a semiannual basis, are based upon the savings institution’s size, condition, and complexity of business.

Insurance of Deposit Accounts. Under FDIC laws and regulations, FDIC-insured institutions, such as the Bank, are required to pay deposit insurance premiums based on the risk they pose to the Deposit Insurance Fund (the “DIF”). The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve statutorily required reserve ratios in the insurance funds and to impose special additional assessments. Each depository institution is assigned to one of three capital groups: “well capitalized,” “adequately capitalized,” or “undercapitalized.” Within each capital group, institutions are assigned to one of three supervisory subgroups: “A” (institutions with few minor weaknesses); “B” (institutions demonstrating weaknesses that, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the DIF); and “C” (institutions that pose a substantial probability of loss to DIF unless effective corrective action is taken). Accordingly, there are nine combinations of capital groups and supervisory subgroups to which varying assessment rates would be applicable. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned.

The FDIC may terminate an institution’s deposit insurance upon a finding that the institution has engaged in unsafe or unsound practices, is in an extremely unsafe or unsound condition, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC or the OTS. We do not know of any practice, condition, or violation that might lead to termination of the Bank’s deposit insurance.

Federal Home Loan Bank System. The Bank is a member of the FHLB of Chicago. The FHLB system consists of twelve regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Chicago, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid loans, or 5% of its aggregate amount of outstanding advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2006 of $500,000.

The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or if interest on future Federal Home Loan Bank advances were increased, our net interest income would likely also be reduced.

Community Reinvestment Act. Under the Community Reinvestment Act, as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the OTS, in connection with its examination of a savings institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution.

The Community Reinvestment Act requires public disclosure of an institution’s Community Reinvestment Act examination rating and requires the OTS to provide a written evaluation of a bank’s Community Reinvestment Act performance utilizing a four-tiered descriptive rating system. The Bank received a “satisfactory” rating as a result of its most recent Community Reinvestment Act assessment.

Liquidity. A federal savings institution is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

Prohibitions Against Tying Arrangements. Federal savings institutions are prohibited, subject to certain exceptions, from extending credit or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Privacy Requirements. Federal laws and regulations govern an institution’s treatment of nonpublic personal information about consumers. Generally, the law requires an institution to provide notice to consumer customers about its privacy policies and practices, requires an institution to disclose nonpublic personal information about consumer customers to nonaffiliated third parties only under certain conditions, and requires an institution to provide consumer customers with a method to “opt out” of the institution’s disclosing the consumer customer’s information to certain nonaffiliated third parties.

Anti-Money Laundering and the Bank Secrecy Act. Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report cash transactions involving more than $10,000 to the United States Treasury. In addition, financial institutions are required to file suspicious-activity reports for transactions that involve more than $5,000 and that the financial institution knows, suspects, or has reason to suspect involve illegal funds, are designed to evade the requirements of the BSA, or have no lawful purpose.

The USA PATRIOT Act of 2001 (the “PATRIOT Act”), which amended the BSA, contains anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanisms for the U.S. government. PATRIOT Act provisions include the following: standards for verifying customer identification when opening accounts; rules to promote cooperation among financial institutions, regulators, and law enforcement; and due diligence requirements for financial institutions that administer, maintain, or manage certain bank accounts.

The Bank is subject to BSA and PATRIOT Act requirements. The OTS carefully reviews an institution’s compliance with these requirements when examining an institution and considers the institution’s compliance when evaluating an application submitted by an institution. The OTS may require an institution to take various actions to ensure that it is meeting the requirements of these acts.

Consumer Protection Laws. The Bank is subject to many consumer protection laws and regulations, such as the following:

•	the Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•
the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed, or other prohibited factors when extending credit;

•	the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

Savings and Loan Holding Company Regulation

General. MHC and the Company are savings and loan holding companies within the meaning of federal law. As such, they are registered with the OTS and are subject to OTS regulations, examinations, supervision, and reporting requirements. In addition, the OTS has enforcement authority over the Company and MHC and their subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the Bank.

Restrictions Applicable to Savings and Loan Holding Companies. According to federal law and OTS regulations, savings and loan holding companies, such as MHC and the Company, may engage only in certain activities. Activities permissible for savings and loan holding companies include: (1) acquiring control of a savings association; (2) furnishing or performing management services for a subsidiary savings association of such holding company; (3) holding, managing, or liquidating assets owned or acquired from a savings association subsidiary of such holding company; (4) holding or managing properties used or occupied by a savings association subsidiary of such holding company; and (4) any activity approved by the Federal Reserve Board for a bank holding company or financial holding company or previously approved by the OTS for multiple savings and loan holding companies.

Federal law prohibits a savings and loan holding company from directly or indirectly, or through one or more subsidiaries, acquiring more than 5% of a savings association or a savings and loan holding company without prior written approval of the OTS. Federal law also prohibits a savings and loan holding company from acquiring more than 5% of a company engaged in activities other than those authorized for savings and loan holding companies by federal law or acquiring or retaining control of a depository institution that is not insured by the FDIC.   In evaluating applications by savings and loan holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community, and competitive factors.

The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, unless the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Stock Holding Company Subsidiary Regulation. The OTS has adopted regulations governing the two-tier holding company form of organization where there are subsidiary stock holding companies that are controlled by mutual holding companies. This two-tier structure is currently the form of organization that has been adopted for the MHC and the Company, and we anticipate that it will continue in place. The Company is the stock holding company and is a subsidiary of MHC, the mutual holding company.

Waivers of Dividends by MHC. OTS regulations require MHC to notify the OTS if it proposes to waive receipt of dividends from the Company. The OTS reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members; (ii) no insider of the mutual holding company, associate of an insider, or tax-qualified or non-tax-qualified employee stock benefit plan of the mutual holding company holds any share of stock in the class of stock to which the waiver would apply; and (iii) the waiver would not be detrimental to the safe and sound operation of the savings association. The OTS will not consider waived dividends in determining an appropriate exchange ratio in the event of a full conversion to stock form. We anticipate, but make no representation, that, to the extent the law allows, MHC will waive dividends that the Company may pay, if any.

Conversion of Mutual MHC to Stock Form. OTS regulations permit MHC to convert from the mutual form of organization to the capital stock form of organization. There can be no assurance when, if ever, a conversion transaction will occur, and it is our understanding that MHC’s board of directors has no current intention or plan to undertake a conversion transaction.

Acquisition of Control. Under the federal Change in Bank Control Act, a notice must be submitted to the OTS if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings institution. An acquisition of “control” can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or savings institution or in a manner otherwise defined by the OTS. Under the Change in Bank Control Act, the OTS has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the antitrust effects of the acquisition.

Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Sarbanes-Oxley Act of 2002

Through the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, public companies (including publicly held holding companies such as the Company) became subject to a broad range of corporate governance and accounting measures. Sarbanes-Oxley’s principal provisions, many of which have been interpreted and implemented through recently adopted rules, provide for and include, among other things, corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer of a public company certify its financial statements.

In addition, Section 404 of Sarbanes-Oxley, as implemented, requires that a public company report management’s evaluation of the effectiveness of such company’s internal control over financial reporting. Additionally, such company’s senior management must evaluate, as of the end of each fiscal period, any change in the company’s internal control over financial reporting that occurred during the period that materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting. Recently, however, the SEC has further extended the Section 404 compliance deadline for smaller public companies, such as the Company, while the costs and other burdens of Section 404 on small issuers is further evaluated. Under the current extension, we would first be required to provide our report on internal control over financial reporting in our annual report covering the fiscal year ended December 31, 2007.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a Special Meeting of Stockholders of the Company held on November 29, 2006, the following matters were submitted to and approved by a vote of stockholders:

•  Adoption of the Mutual Federal Bancorp, Inc. 2006 Stock Option Plan. (Vote totals exclude 2,545,813 shares held by MHC.)

Total votes for	691,165
Total votes against	90,972
Total votes abstaining	10,830

• Adoption of the Mutual Federal Bancorp, Inc. 2006 Management Recognition and Retention Plan and Trust. (Vote totals exclude 2,545,813 shares held by MHC.)

Total votes for	602,745
Total votes against	179,422
Total votes abstaining	10,800

  PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded on the OTC Bulletin Board under the symbol “MFDB.OB.” At March 26, 2007, the Company had 86 record holders of its common stock. The table below shows the reported high and low bid price of the Company’s common stock, as reported on the OTC Bulletin Board, and any dividends declared during the periods indicated in 2006. The Company completed its initial public offering on April 4, 2006.

2006
	High	Low	Dividends Declared
First quarter	N/A	N/A	N/A
Second quarter	$11.50	$10.84	N/A
Third quarter	11.50	10.05	N/A
Fourth quarter	14.50	11.05	N/A

Dividend Policy

The Company’s board of directors has the authority to declare dividends on the Company’s common stock, subject to statutory and regulatory requirements; however, presently the Company does not pay cash dividends on its common stock. The payment of dividends in the future, if any, would depend upon a number of factors, including capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. Special cash dividends, stock dividends or returns of capital may, to the extent permitted by OTS policy and regulations, be paid in addition to, or in lieu of, regular cash dividends. The Bank has filed consolidated federal and state income tax returns with the Company. As a result, we anticipate that any cash distributions made by the Company to its stockholders would be treated as cash dividends and not as a non-taxable return of capital for federal and state tax purposes.

In the future, if we determine that dividends should be paid, our dividends may depend, in part, upon receipt of dividends from the Bank, because the Company initially will have no source of income other than dividends from the Bank, earnings from the investment of proceeds from the sale of shares of common stock, and interest payments with respect to the loan to the employee stock ownership plan. A regulation of the OTS imposes limitations on “capital distributions” by savings institutions. See “Supervision and Regulation—Regulation of Federal Savings Institutions—Limitation on Capital Distributions”.

If in the future we decide to pay dividends to our stockholders, we also will be required to pay dividends to MHC, unless MHC elects to waive the receipt of dividends. We anticipate that MHC will waive receipt of any such dividends. Any decision to waive dividends will be subject to regulatory approval. Under OTS regulations, public stockholders would not be diluted for any dividends waived by MHC in the event MHC converts to stock form. See “Supervision and Regulation—Holding Company Regulation”.

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

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events:

•	significantly increased competition among depository and other financial institutions;

•	our ability to enter new markets successfully and take advantage of growth opportunities;

•	our ability to successfully implement our business plan;

•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	general economic conditions, either nationally or in our market area, that are worse than expected;

•	adverse changes in the securities markets;

•	legislative or regulatory changes that adversely affect our business;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the SEC, and the PCAOB; and

•	changes in our organization, compensation and benefit plans.

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

	At December 31,
	2006	2005
	(dollars in thousands)
Selected Financial Condition Data:
Total assets	$75,063	$64,489
Loans, net	51,924	38,030
Interest-bearing deposits	855	13
Securities available-for-sale	19,559	24,028
Federal Home Loan Bank stock, at cost	500	500
Deposits	43,308	43,525
Equity	28,233	18,336

	Year Ended December 31,
	2006	2005
	(dollars in thousands)
Selected Operating Data:
Total interest and dividend income	$3,986	$3,241
Total interest expense	1,112	788
Net interest income	2,874	2,453
Provision for loan losses	70	20
Net interest income after provision for loan losses	2,804	2,433
Total non-interest income	56	514
Total non-interest expense	2,026	1,762
Income before income tax expense	834	1,185
Income tax expense	304	442
Net income	$530	$743

	At or for the Years Ended December 31,
	2006	2005
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	0.73%	1.15%
Return on average equity	2.10	4.06
Average interest rate spread(1)	3.20	3.45
Net interest margin(2)	4.10	3.96
Efficiency ratio(3)	69.15	70.76
Non-interest expense to average total assets	2.79	2.72
Average interest-earning assets to average interest-bearing liabilities	156.97	139.81
Asset Quality Ratios:
Non-performing assets to total assets	0.59%	0.29%
Non-performing loans to total loans	0.85	0.48
Allowance for loan losses to non-performing loans	0.54x	0.92x
Allowance for loan losses to total loans	0.46%	0.44%
Capital Ratios:
Equity to total assets	37.61%	28.43%
Tangible capital(4)	30.99	28.36
Tier 1 (core) capital(4)	30.99	28.36
Tier 1 risk-based ratio(4)	56.63	56.84
_____________
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
(4)    Tangible capital and Tier 1 (core) capital ratios are for the Bank only. Tier 1 risk-based ratio represents Tier 1 capital of the Bank divided by its risk-weighted assets as defined in federal regulations on required capital.

Comparison of Financial Condition at December 31, 2006 and December 31, 2005

Our total assets increased by $10.6 million, or 16.4%, to $75.1 million at December 31, 2006, from $64.5 million at December 31, 2005. The primary reason for the increase in total assets was the Company’s minority stock offering, which closed on April 4, 2006. The offering resulted in a net addition of $9.3 million of equity to the balance sheet.

Loans receivable increased $13.9 million, or 36.5%, to $51.9 million at December 31, 2006, from $38.0 million at December 31, 2005, reflecting an increase in multi-family residential mortgage loans of $5.1 million, or 37.0%, to $19.0 million at December 31, 2006, from $13.8 million at December 31, 2005, and an increase in one-to-four family residential mortgage loans of $8.8 million, or 36.2%, to $33.3 million at December 31, 2006, from $24.4 million at December 31, 2005. Cash and cash equivalents increased $1.0 million, or 81.4%, to $2.3 million at December 31, 2006, from $1.3 million at December 31, 2005, and securities available for sale decreased $4.5 million, or 18.6%, to $19.6 million at December 31, 2006, from $24.0 million at December 31, 2005.

While multi-family residential properties have always comprised a large part of our immediate market area, the increase in both multi-family and one-to-four family residential mortgage loans during 2006 is the result of our continued focus in this area, as well as an increase in the dollar amount of multi-family mortgage loan referrals that have been generated from our new borrowers. Management also believes the increase in loans is the result of borrowers seeking to lock in financing at current rates in a rising interest rate environment.

Total deposits decreased $217,000, or 0.50%, to $43.3 million at December 31, 2006, from $43.5 million at December 31, 2005. During 2006, $796,000 in deposits was used to purchase common stock in our minority stock offering. The lack of significant growth in deposits resulted, in management’s opinion, primarily from increased competition for funds based on rate and increasing returns in other markets. We did not utilize any brokered deposits during 2006 or 2005.

Stockholders’ equity increased $9.9 million, or 54.0%, to $28.2 million at December 31, 2006, from $18.3 million at December 31, 2005, reflecting $10.2 million in new equity from the sale of a 30% minority interest in the Company, reduced by $873,000 in unearned ESOP shares established in the offering. Stockholders’ equity also increased by net income of $530,000, and by a $50,000 increase in accumulated unrealized gains in the fair value of securities available-for-sale.

Comparison of Operating Results for the Years Ended December 31, 2006 and 2005

General. Net income decreased $213,000, or 28.7%, to $530,000 for the year ended December 31, 2006, from $743,000 for the year ended December 31, 2005. The decrease in net income resulted primarily from a $477,000 decrease in gains on the sale of securities and a $264,000 increase in operating expenses, partially offset by a $421,000 increase in net interest income. Return on average assets was 0.73% for the year ended December 31, 2006, compared to 1.15% for the year ended December 31, 2005, and return on equity was 2.10% and 4.06% for these same two periods.

Interest Income. Interest and dividend income increased $745,000, or 23.0%, to $4.0 million for the year ended December 31, 2006, from $3.2 million for the year ended December 31, 2005, primarily due to the investment of proceeds from the stock offering. A 46 basis point increase in the average yield on interest-earning assets, to 5.69% in 2006, from 5.23% in 2005, combined with a $8.2 million increase in the average balance of interest-earning assets, resulted in the increase.

Interest income and fees from loans receivable increased $864,000, or 41.2%, to $3.0 million for the year ended December 31, 2006, from $2.1 million for the year ended December 31, 2005. The increase was due to an increase in the average balance of loans of $13.9 million, or 43.5%, to $46.0 million in 2006, from $32.0 million in 2005, partially offset by an 11 basis point decrease in the average yield on loans to 6.44% in 2006, from 6.55% in 2005.

Interest and dividend income from securities and deposits decreased $119,000, or 10.4%, to $1.0 million for the year ended December 31, 2006 from $1.1 million for the year ended December 31, 2005. The decrease resulted from a decrease in the average balance of these investments of $5.7 million, or 19.2%, to $24.1 million in 2006, from $29.9 million in 2005, partially offset by an increase in the average yield on securities and deposits to 4.24% in 2006, from 3.82% in 2005.

Interest Expense. Total interest expense increased $324,000, or 41.1%, to $1.1 million for the year ended December 31, 2006, from $788,000 for the year ended December 31, 2005. The increase in interest expense resulted from an increase in the average cost of deposits to 2.43% in 2006, from 1.78% in 2005, partially offset by a $672,000 decrease in the average balance of interest-bearing deposits. Interest expense on certificates of deposit increased $268,000, or 51.4%, due to a 127 basis point increase in the average rate paid on such deposits to 3.69% for the year ended December 31, 2006, from 2.42% for the year ended December 31, 2005. This was partially offset by a decrease in the average balance of certificates of deposit of $137,000, or 0.6%, to $21.4 million in 2006, from $21.5 million in 2005.

During 2006 the Company periodically used advances from the Federal Home Loan Bank to fund its loan pipeline. Interest on borrowings was $54,000 for the year ended December 31, 2006, based on average borrowings of $1.1 million and an average rate of 5.10%. The Company did not do any borrowing in 2005.

Net Interest Income. Net interest income increased $421,000, or 17.2%, to $2.9 million for the year ended December 31, 2006, from $2.5 million for the year ended December 31, 2005. Our net interest margin increased to 4.10% during 2006, from 3.96% during 2005, and our interest rate spread decreased to 3.20% in 2006, from 3.45% in 2005. The average yield on interest earning assets increased from 5.23% in 2005 to 5.69% in 2006, complementing an $8.2 million increase in average interest earning assets, with interest income increasing by $745,000. At the same time the average rate paid on interest bearing liabilities increased from 1.78% in 2005 to 2.49% in 2006, causing interest expense to increase by $324,000 in 2006.

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

Assumptions and allocation percentages based on loan types and classification status have been consistently applied. We have allocated the allowance among categories of loan types as well as classification status at each period-end date. During the year ended December 31, 2006, our loan portfolio increased by $13.9 million, including a $5.1 million increase in our multi-family residential mortgage loans. Management believes multi-family loans present higher inherent risks than one-to-four family residential mortgage loans because historically multi-family loans have higher rates of default and because repayments may be affected to a greater degree by general economic conditions and interest rates. However, our strict underwriting standards, including a 75% maximum loan-to-value ratio on non-owner-occupied properties, and the fact that our multifamily loans generally have ten units or less, partially mitigates this risk.

Non-performing loans increased to $443,000 at December 31, 2006, from $184,000 at December 31, 2005. Loans delinquent for 60-89 days decreased to $385,000 at December 31, 2006, from $518,000 at December 31, 2005. There were no impaired loans at December 31, 2006. Typically non-performing loans are assigned a higher percentage of allowance allocation. The allowance for loan losses was $240,000, or 0.46% of gross loans outstanding at December 31, 2006, as compared with $170,000, or 0.44% of loans outstanding at December 31, 2005. In reviewing the allowance during 2006 and at December 31, 2006, we considered the growth in the loan portfolio, the increase in non-performing and delinquent loans, the fact that there were no impaired loans, and the fact that we have no recent loss experience. After an evaluation of these factors, management determined that it needed an additional $70,000 provision for loan losses for the year ended December 31, 2006. In a similar evaluation of the allowance for loan losses at December 31, 2005, management determined that there was a need for an additional $20,000 provision for the year then ended.

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

Non-Interest Income. Non-interest income decreased $458,000, or 89.1%, to $56,000 for the year ended December 31, 2006, from $514,000 for year ended December 31, 2005. The decrease was due primarily to a $477,000 decrease in gains on sales of FHLMC common stock, since the sales of 2005 were not repeated in 2006. Other non-interest income increased $20,000, to $53,000 in 2006, from $33,000 in 2005, and included a $24,000 recovery of legal fees previously expensed as professional fees.

During the year ended December 31, 2005, we sold 7,468 shares of FHLMC common stock for a gain of $477,000. We initially acquired 1,263 shares of FHLMC Participating Preferred Stock, with a cost basis of $59,361 ($47.00 per share), in 1984 as a dividend distribution from the Federal Home Loan Bank of Chicago. Subsequent stock splits and conversions of the stock in 1988 to Senior Participating Preferred, and in 1992 to voting common stock, increased this investment to a total of 60,624 shares of common stock (with a split adjusted basis of $0.9792 per share). Based on the concentration of unrealized gains in this one equity security, we have consistently monitored the performance of the stock and related market conditions, and have periodically sold shares since 1998.

At December 31, 2006, we held 8,000 shares of FHLMC common stock, as well as 10,000 shares of FHLMC preferred stock paying a non-cumulative annualized preferred dividend of 5.79%. While we do not currently plan to sell a significant portion of the remaining shares of FHLMC stock held in the investment portfolio, depending on liquidity or market conditions relating to the stock, we may decide that further sales are prudent.

Non-Interest Expense. Non-interest expense increased $264,000, or 15.0%, to $2.0 million for the year ended December 31, 2006 compared to $1.8 million for the year ended December 31, 2005. Compensation and employee benefits increased $53,000, or 5.0%, to $1.1 million in 2006, from $1.05 million in 2005, resulting from normal salary increases and higher benefit costs. The Company’s newly established ESOP increased benefit expense by $52,000, although this was offset in part by a $31,000 reduction in contributions to the Company’s Profit Sharing and 401(k) Plan. In addition, the Company received management fees from MHC of $64,000 in 2006, compared to $53,000 in 2005, to offset costs associated with sharing of the management team. It is expected that payments from MHC will be significantly reduced in future years.

Professional fees, including legal, accounting and consulting fees, increased $211,000, or 162.3%, to $341,000 in 2006, from $130,000 in 2005, primarily due to increased legal fees associated with changes in benefit plans, SEC reporting compliance, and other costs associated with being a new public company.

Occupancy expense decreased $23,000, or 11.9%, to $170,000 in 2006, from $193,000 in 2005, primarily due to decreased depreciation charges, and data processing costs decreased $7,000, or 6.3%, to $104,000 in 2006, from $111,000 in 2005. Miscellaneous other expenses increased $30,000, or 10.9%, to $305,000 in 2006, from $275,000 in 2005. The ratio of non-interest expense to average assets was 2.79% for the year ended December 31, 2006, compared to 2.72% for 2005.

Income Tax Expense. The provision for income taxes decreased $138,000, to $304,000 for the year ended December 31, 2006 from $442,000 for the prior year, due primarily to our reduced income before income taxes. The effective tax rates for the periods ended December 31, 2006 and 2005 were 36.45% and 37.30%, respectively.

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

	At December 31, 2006	For the Years Ended December 31,
	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(dollars in thousands)
Interest-earning assets:
Loans	6.37%	$45,977	$2,963	6.44%	$32,041	$2,099	6.55%
Securities available for sale	4.72	22,377	948	4.24	26,671	1,037	3.89
Federal Home Loan Bank Stock	3.10	500	15	3.00	489	23	4.70
Interest-earning deposits	5.04	1,253	60	4.79	2,702	82	3.03
Total interest-earning assets	5.89%	70,107	3,986	5.69%	61,903	3,241	5.23%
Non-interest-earning assets		2,470			2,801
Total assets		$72,577			$64,704
Interest-Bearing Liabilities:(1)
Savings deposits	1.24%	$22,195	$269	1.21%	$22,730	$267	1.17%
Certificates of deposit	4.16	21,409	789	3.69	21,546	521	2.41
Total deposits	2.77%	43,604	1,058	2.43	44,276	788	1.78
Borrowings	5.50	1,059	54	5.10	--	--	--
Total interest-bearing liabilities	2.89%	44,663	1,112	2.49%	44,276	788	1.78%
Non-interest-bearing liabilities.		2,691			2,135
Total liabilities		47,354			46,411
Stockholders’ equity		25,223			18,293
Total liabilities and stockholders’ equity		$72,577			$64,704
Net interest income			$2,874			$2,453
Net interest rate spread(2)				3.20%			3.45%
Net interest-earning assets(3)		$25,444			$17,627
Net interest margin(4)				4.10%			3.96%
Ratio of interest-earning assets to interest-bearing liabilities				156.97%			139.81%

_____________
(1)   Non interest-bearing checking deposits are included in non-interest-bearing liabilities.
(2)   Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-
       bearing liabilities.
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

	Years Ended December 31, 2006 vs. 2005
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(in thousands)
Interest-Earning Assets:
Loans	$898	$(34)	$864
Securities available for sale	(157)	68	(89)
Federal Home Loan Bank Stock	1	(9)	(8)
Interest-earning deposits	(32)	10	(22)
Total interest-earning assets	710	35	745
Interest-Bearing Liabilities:
Savings deposits	(6)	8	2
Certificates of deposit	(3)	271	268
Total deposits	(9)	279	270
Borrowings	54	--	54
Total interest-bearing liabilities	45	279	324
Change in net interest income	$665	$(244)	$(421)

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

The table below sets forth, as of December 31, 2006, the estimated changes in our NPV and our net interest income that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	NPV			Net Portfolio Value as a Percentage of Present Value of Assets
Change In Interest Rates (Basis Points)	Estimated NPV	Amount of Change	Percentage Change	NPV Ratio	Change in Basis Points
		(dollars in thousands)
+300	$20,038	$(6,671)	-25%	28.31%	-571bp
+200	22,306	(4,403)	-16	30.41	-361
+100	24,579	(2,130)	-8	32.35	-162
Unchanged	26,709	—	—	34.02	—
-100	28,446	1,737	+7	35.24	+122
-200	29,849	3,141	+12	36.11	+209

The table above indicates that at December 31, 2006, in the event of a 200 basis point decrease in interest rates, we would experience a 12% increase in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience a 16% decrease in net portfolio value.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At December 31, 2006, $2.3 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities and increases in deposit accounts.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our consolidated statements of cash flows included with our consolidated financial statements elsewhere in this report.

Our primary investing activities are the origination of loans and the purchase of investment securities. During the year ended December 31, 2006, our loan originations, net of collected principal, totaled $14.0 million. During the year ended December 31, 2005, there was a net increase that totaled $9.7 million. We did not sell any loans during the years ended December 31, 2006 and 2005. Cash received from calls and maturities of securities totaled $6.6 million and $8.4 million for the years ended December 31, 2006 and 2005, respectively. We purchased $2.0 million and $1.9 million in securities during the years ended December 31, 2006 and 2005, respectively, and sold $484,000 in securities during 2005.

Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by us and by local competitors, and other factors. There was a net decrease in total deposits of $217,000 and $1.0 million for the years ended December 31, 2006 and 2005, respectively. During 2006 depositors used $796,000 in deposits to purchase the Company’s common stock during its public offering. Deposit growth has been very difficult due to the very competitive interest rate environment.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provide an additional source of funds. During the year ended December 31, 2006, the Bank borrowed $6.0 million from the Federal Home Loan Bank and repaid $4.0 million of those advances. During 2005 we did not borrow any funds. Our available additional borrowing limit at December 31, 2006, was $8.0 million.

At December 31, 2006, we had outstanding commitments to originate loans of $576,000. At December 31, 2006, certificates of deposit scheduled to mature in less than one year totaled $20.2 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event we do not retain a significant portion of our maturing certificates of deposit, we will have to utilize other funding sources, such as Federal Home Loan Bank advances, in order to maintain our level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents. In addition, the cost of such deposits may be significantly higher if market interest rates are higher at the time of renewal.

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

At December 31, 2006 and December 31, 2005, the Bank had $576,000 and $2.0 million, respectively, of commitments to grant mortgage loans.

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

       On November 29, 2006 the Registrant’s stockholders approved the Mutual Federal Bancorp, Inc. 2006 Stock Option Plan (the “Stock Option Plan”), and the Mutual Federal Bancorp, Inc. 2006 Recognition and Retention Plan and Trust Agreement (the “MRP”, and collectively with the Stock Option Plan, the “Plans”). A total of 178,026 and 71,282 shares of Company common stock have been reserved for issuance under the Stock Option Plan and the MRP, respectively. As of December 31, 2006 no shares had been awarded under either plan. During January 2007 the Company granted 131,871 stock options and 52,748 restricted stock awards, at fair market value ($14.41 per share) on the grant date. The plans have a term of ten years. Both the stock options and restricted stock awards will vest equally (20% per year) over the next five years. Compensation expense related to vesting of the restricted stock awards granted will approximate $152,000 per year. The Company will also be required to record compensation expense related to the stock options in accordance with Statement on Financial Account Standard No. 123R. Compensation expense related to vesting of stock options granted will approximate $104,000 per year.

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

ITEM 7.  FINANCIAL STATEMENTS

See Index to Financial Statements on page F-1.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as contemplated by Exchange Act Rule 13a-15. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company and the Bank’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in the periodic reports the Company is required to file and submit to the Securities and Exchange Commission under the Exchange Act.

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information required in response to this item regarding the Company’s directors and executive officers will be contained in the Company’s definitive Proxy Statement (the “Proxy Statement”) for its Annual Meeting of Stockholders to be held on May 9, 2007 under the captions and subcaptions “Proposal 1.—Election of Directors,” “Corporate Governance—Board Meetings,” “Corporate Governance—Board Committees,” “Executive Officers Who Are Not Directors,” “Beneficial Ownership,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and the information included therein is incorporated herein by reference.

The information regarding material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors, if any, will be contained in the Proxy Statement under the heading “Corporate Governance—Director Nomination Procedures,” and the information included therein is incorporated herein by reference.

The information regarding the audit committee of the Company’s board of directors and its audit committee financial expert, if any, will be contained in the Proxy Statement under the heading “Corporate Governance—Board Committees—Audit Committee,” and the information included therein is incorporated herein by reference.

The Company has adopted a code of ethics as required by the rules of the Securities and Exchange Commission. The code of ethics applies to all of the Company’s directors, officers, including the Company’s Chief Executive Officer and Chief Financial Officer, as well as to the Company’s other employees. A copy of our code of ethics is attached as an exhibit to this Annual Report on Form 10-KSB, which is filed with the Securities and Exchange Commission and is available to the public on the Internet at the SEC’s website at www.sec.gov.

ITEM  10.  EXECUTIVE COMPENSATION

The information required in response to this item will be contained in the Proxy Statement under the captions “Executive Compensation” and “Director Compensation,” and the information included therein is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in response to this item concerning the security ownership of certain beneficial owners and management, and information, if any, regarding any change in control arrangements, will be contained in the Proxy Statement under the subcaption “Beneficial Ownership,” and the information included therein is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information, as of December 31, 2006, relating to equity compensation plans of the Company pursuant to which equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	249,488
Equity compensation plans not approved by security holders	—	—	—
Total			249,488

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in response to this item regarding certain relationship and related party transactions will be contained in the Proxy Statement under the caption “Transactions with Related Persons,” and the information included therein is incorporated herein by reference. The information regarding the independence of the Company’s directors will be contained in the Proxy Statement under the heading “Corporate Governance—Director Independence,” and the information included therein is incorporated herein by reference.

ITEM 13.  EXHIBITS

The exhibits filed or incorporated by reference as a part of this Form 10-KSB are listed in the Exhibit Index, which is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in response to this item will be contained in the Proxy Statement under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees” and the information included therein is incorporated herein by reference.

MUTUAL FEDERAL BANCORP, INC.

CHICAGO, ILLINOIS

Consolidated Financial Statements
December 31, 2006 and 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Mutual Federal Bancorp, Inc.

We have audited the accompanying consolidated statements of financial condition of the Mutual Federal Bancorp, Inc. (“the Company”) as of December 31, 2006 and 2005, and the related statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Chizek and Company LLC

Oak Brook, Illinois
February 26, 2007

MUTUAL FEDERAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollar amounts in thousands except share data)

	2006	2005
ASSETS
Cash and cash equivalents	$2,268	$1,250
Securities available-for-sale	19,559	24,028
Loans, net of allowance for loan losses of $240 at December 31, 2006; $170 at December 31, 2005	51,924	38,030
Federal Home Loan Bank stock, at cost	500	500
Premises and equipment, net	289	305
Accrued interest receivable	339	236
Other assets	184	140
Total assets	$75,063	$64,489
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Non-interest-bearing deposits	$728	$350
Interest-bearing deposits	42,580	43,175
Total deposits	43,308	43,525
Advance payments by borrowers for taxes and insurance	401	361
Advances from the Federal Home Loan Bank	2,000	—
Accrued interest payable and other liabilities	1,055	2,267
Common stock in ESOP subject to contingent repurchase obligation	66	—
Total liabilities	46,830	46,153
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized at December 31, 2006; no par value, 1,000,000 shares authorized at December 31, 2005	—	—
Common stock, $0.01 par value, 12,000,000 shares authorized, 3,636,875 shares issued and outstanding at December 31, 2006; $0.10 par value, 5,000,000 shares authorized, 10,000 shares issued and outstanding at December 31, 2005	36	1
Additional paid-in capital	10,175
Retained earnings	18,782	18,252
Reclassification of 4,537 ESOP shares	(66)	—
Unearned ESOP shares (82,748 shares)	(827)	—
Accumulated other comprehensive income	133	83
Total stockholders’ equity	28,233	18,336
Total liabilities and stockholders’ equity	$75,063	$64,489

See accompanying notes to consolidated financial statements.

MUTUAL FEDERAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands except share data)

	2006	2005
Interest and dividend income:
Loans, including fees	$2,963	$2,099
Securities	948	1,037
Interest earning deposits	60	82
Federal Home Loan Bank stock dividends	15	23
Total interest and dividend income	3,986	3,241
Interest expense:
Deposits	1,058	788
Advances from the Federal Home Loan Bank	54	—
Total interest expense	1,112	788
Net interest income	2,874	2,453
Provision for loan losses	70	20
Net interest income after provision for loan losses	2,804	2,433
Non-interest income:
Insurance commissions and fees	3	4
Gain on sale of securities	—	477
Other income	53	33
Total non-interest income	56	514
Non-interest expense:
Compensation and benefits	1,106	1,053
Occupancy and equipment	170	193
Data processing	104	111
Professional fees	341	130
Other expense	305	275
Total non-interest expense	2,026	1,762
Income before income taxes	834	1,185
Income tax expense	304	442
Net income	$530	$743
Earnings per share (basic and diluted)	$0.12	Nm
Nm - not meaningful, see Note 1

See accompanying notes to consolidated financial statements.

MUTUAL FEDERAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollar amounts in thousands except share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Amount Reclassified On ESOP Shares	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total

Balance at January 1, 2005	$1	$—	$17,809	$—	$—	$730	$18,540
Comprehensive income:
Net income	—	—	743	—	—	—	743
Change in net unrealized gain (loss) on securities available-for-sale, net of taxes and reclassification adjustments	—	—	—	—	—	(647)	(647)
Total comprehensive income							96
Cash dividends	—	—	(300)	—	—	—	(300)
Balance at December 31, 2005	1	—	18,252	—	—	83	18,336
Comprehensive income:
Net income	—	—	530	—	—	—	530
Change in net unrealized gain (loss) on securities available-for-sale, net of taxes	—	—	—	—	—	50	50
Total comprehensive income							580
Proceeds from sale of 3,636,875 shares of common stock, net of issuance costs	35	10,169	—	—	(873)	—	9,331
Reclassification due to release and change in fair value of common stock in ESOP subject to contingent repurchase obligation of ESOP shares	—	—	—	(66)	—	—	(66)
ESOP shares committed to be released (4,537)	—	6	—	—	46	—	52
Balance at December 31, 2006	$36	$10,175	$18,782	$(66)	$(827)	$133	$28,233

See accompanying notes to consolidated financial statements.

MUTUAL FEDERAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands except share data)

	2006	2005
Cash flows from operating activities
Net income	$530	$743
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	70	20
Depreciation	59	87
Gain on sale of securities	—	(477)
Net amortization of securities	61	76
Federal Home Loan Bank stock dividends	—	(23)
ESOP expense	52	—
Dividends reinvested on securities	(106)	(85)
Provision for deferred income taxes	—	(5)
Increase in accrued interest receivable and other assets	(147)	(71)
(Decrease) increase in accrued interest payable and other liabilities	(1,242)	1,305
Net cash (used in) provided by operating activities	(723)	1,570
Cash flows from investing activities
Activity in securities available-for-sale:
Proceeds from maturities, calls, and principal repayments	6,594	8,401
Proceeds from sales	—	484
Purchases	(2,000)	(1,887)
Loan originations and payments, net	(13,964)	(9,724)
Additions to premises and equipment	(43)	(35)
Net cash used in investing activities	(9,413)	(2,761)
Cash flows from financing activities
Net decrease in deposits	(217)	(1,046)
Net increase in advance payments by borrowers for taxes and insurance	40	103
Advances from the Federal Home Loan Bank	6,000	—
Repayment of Federal Home Loan Bank advances	(4,000)	—
Proceeds of common stock offering	9,331	—
Cash dividends paid	—	(300)
Net cash provided by (used in) financing activities	11,154	(1,243)
Net increase (decrease) in cash and cash equivalents	1,018	(2,434)
Cash and cash equivalents at beginning of period	1,250	3,684
Cash and cash equivalents at end of period	$2,268	$1,250
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$1,086	$779
Income taxes	294	831

See accompanying notes to consolidated financial statements.

MUTUAL FEDERAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except share data)

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Change in Reporting Entity: The Board of Directors of Mutual Federal Bancorp, MHC (MHC), the former sole stockholder of the Bank, adopted the Stock Issuance Plan pursuant to which (i) the MHC established a subsidiary holding company, Mutual Federal Bancorp, Inc., a federal corporation (the “Company”), as a direct subsidiary to hold 100% of the stock of the Bank, and (ii) the Company offered and sold shares of its common stock in a public offering representing 30% of its shares outstanding after the offering. The common stock was offered on a priority basis to eligible depositors, qualified tax-exempt employee plans, other depositors and other voting members of the Bank, with any remaining shares offered to the public in a community offering or a syndicated community offering, or a combination thereof. The MHC’s applications to establish a subsidiary holding company and effect a minority stock offering were approved by the Office of Thrift Supervision on February 1, 2006. The offering period opened on February 13, 2006 and closed on March 16, 2006. The offering was oversubscribed in the first tier (eligible depositors on June 30, 2004) and closed at the adjusted maximum on April 4, 2006. A total of 1,091,062 shares (30%) were sold and 2,545,813 shares (70%) were retained by MHC. Costs incurred in connection with the common stock offering were recorded as a reduction of the proceeds from the offering and were $707.  With the proceeds the Company loaned its employee stock ownership plan $873 to enable it to buy 8% of the shares issued to persons other than the MHC. Approximately half of the net proceeds of $10.2 million was retained by the Company and half paid to the Bank.

Nature of Operations and Principles of Consolidation: The consolidated financial statements include Mutual Federal Bancorp, Inc. (the “Company”), and its wholly owned subsidiary Mutual Federal Savings and Loan Association of Chicago and its wholly owned subsidiary, EMEFES Service Corporation, together referred to as “the Bank.” Intercompany transactions and balances are eliminated in consolidation. As of December 31, 2006, Mutual Federal Bancorp, MHC (the “MHC”) was the majority (70%) stockholder of the Company. The MHC is owned by the depositors of the Bank. The financial statements do not include the transactions and balances of the MHC. EMEFES Service Corporation is an insurance agency that sells insurance products to the Bank’s customers. The insurance products are underwritten and provided by a third party. The information as of and for the year ended December 31, 2006, includes the Company’s information beginning April 4, 2006. The information in this report at and for the year ended December 31, 2005, and the period prior to April 4, 2006, including the financial statements and related financial data, relates to the Bank only.

The Bank provides financial services through its office in Chicago. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage loans and loans on deposit accounts. Substantially all loans are secured by specific items of collateral, including one- to four-family and multifamily residential real estate, and deposit accounts. There are no significant concentrations of loans to any one customer. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the Chicago area.

Use of Estimates: To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses is particularly subject to change.

MUTUAL FEDERAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash Flows: Cash and cash equivalents include cash and deposits with other financial institutions available in less than 90 days. Net cash flows are reported for customer loan and deposit transactions, and advance payments by borrowers for taxes and insurance.

Securities: Debt securities are classified as available-for-sale when they might be sold before maturity. Equity securities with readily determinable fair values are classified as available-for-sale. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of income tax. Other securities such as Federal Home Loan Bank stock are carried at cost.

Interest income includes amortization of purchase premium or discount. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

MUTUAL FEDERAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Foreclosed Assets: Assets acquired through or instead of loan foreclosures are initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Costs after acquisition are expensed. There were no foreclosed assets at December 31, 2006 and 2005.

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

Advertising Expense: The Association expenses all advertising costs as they are incurred. Total advertising costs for the years ended December 31, 2006 and 2005 were $35 and $27, respectively.

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

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available-for-sale that are also recognized as a separate component of equity.

MUTUAL FEDERAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe that there now are such matters that will have a material effect on the consolidated financial statements.

Earnings Per Common Share: Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Earnings per share, prior to the minority stock issuance, is no longer meaningful. Shares of common stock held in the Company’s ESOP are pledged as collateral for the Company’s loan to the ESOP and are not considered outstanding for earnings per share calculations until the shares are released from collateral and allocated to participants. Earnings per share for 2006 is calculated beginning with April 4, 2006, the date of conversion. Net income for the period from April 4, 2006 through December 31, 2006 was $423. There were 3,551,886 weighted average shares outstanding for the period from April 4, 2006, through December 31, 2006.

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

Employee Stock Ownership Plan: The cost of shares issued to the employee stock ownership plan (“ESOP”) but not yet allocated to participants is presented in the consolidated balance sheet as a reduction of stockholders’ equity. Compensation expense is recorded based on the market price of the shares as they are committed to be released for allocation to participant accounts. Because participants may require the Company to purchase their ESOP shares upon termination of their employment, the market value of all earned and allocated ESOP shares is reclassified from stockholders’ equity. Unearned ESOP shares are reported as a reduction of stockholders’ equity.

MUTUAL FEDERAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Effect of Newly Issued Accounting Standards: In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), which is effective for fiscal years ending on or after November 15, 2006. SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires public companies to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. Adjustments considered immaterial in prior years under the method previously used, but now considered material under the dual approach required by SAB 108, are to be recorded upon initial adoption of SAB 108. The adoption of SAB 108 had no effect on the Company’s financial statements for the year ended December 31, 2006.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The Company has not completed its evaluation of the impact of the adoption of this standard.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has determined that the adoption of FIN 48 will not have a material effect on the financial statements.

MUTUAL FEDERAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except share data)

NOTE 2 - SECURITIES

The amortized cost and fair value of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2006
U.S. agency and government- sponsored entity bonds	$6,695	$6	$(47)	$6,654
GNMA certificates	1,555	8	(31)	1,532
FNMA certificates	4,582	9	(102)	4,489
FHLMC certificates	3,067	7	(74)	3,000
Collateralized mortgage obligations	578	—	(17)	561
FHLMC common stock	8	535	—	543
FHLMC preferred stock	500	—	(13)	487
Mutual funds	2,357	—	(64)	2,293
Total available-for-sale	$19,342	$565	$(348)	$19,559
December 31, 2005
U.S. agency and government-sponsored entity bonds	$8,694	$2	$(112)	$8,584
GNMA certificates	2,162	11	(38)	2,135
FNMA certificates	5,757	19	(122)	5,654
FHLMC certificates	3,798	17	(94)	3,721
Collateralized mortgage obligations	722	—	(11)	711
FHLMC common stock	8	515	—	523
FHLMC preferred stock	500	5	—	505
Mutual funds	2,250	—	(55)	2,195
Total available-for-sale	$23,891	$569	$(432)	$24,028

At December 31, 2006 and 2005, there were no holdings of securities of any one issuer, other than U.S. agency and U.S. government-sponsored entities, in an amount greater than 10% of equity, except for mutual fund securities. Mutual fund securities at December 31, 2006 and 2005 include $2,293 and $2,195 in mutual funds managed by a single issuer and invested primarily in short-term government obligations and pools of adjustable rate mortgage loans.

There were no securities pledged at December 31, 2006 and 2005.

There were no security sales in the year ended December 31, 2006. During the year ended December 31, 2005, the Bank sold shares of FHLMC common stock. A summary of those transactions is as follows:

2005

Proceeds	$484
Gross gains	477
Gross losses	—

MUTUAL FEDERAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except share data)

NOTE 2 - SECURITIES (Continued)

The amortized cost and fair values of debt securities available-for-sale at December 31, 2006 by contractual maturity were as follows:

	Amortized Cost	Fair Value

Due in one year or less	$200	$198
Due from one to five years	5,495	5,463
Due from five to ten years	1,000	993
CMO’s and mortgage backed securities	9,782	9,582
Total	$16,477	$16,236

Securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	December 31, 2006
	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. agency and government-sponsored entity bonds	$—	$—	$4,153	$(47)	$4,153	$(47)
GNMA certificates	—	—	1,063	(31)	1,063	(31)
FNMA certificates	—	—	3,791	(102)	3,791	(102)
FHLMC certificates	—		2,684	(74)	2,684	(74)
Collateralized mortgage obligations	—	—	557	(17)	557	(17)
FHLMC preferred stock	487	(13)	—	—	487	(13)
Mutual funds	—	—	2,293	(64)	2,293	(64)
Total temporarily impaired	$487	$(13)	$14,541	$(335)	$15,028	$(348)

	December 31, 2005
	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. agency and government-sponsored entity bonds	$498	$(2)	$7,090	$(110)	$7,588	$(112)
GNMA certificates	327	(1)	1,384	(37)	1,711	(38)
FNMA certificates	2,349	(42)	2,314	(80)	4,663	(122)
FHLMC certificates	851	(16)	2,413	(78)	3,264	(94)
Collateralized mortgage obligations	705	(11)	—	—	705	(11)
Mutual funds	743	(10)	1,452	(45)	2,195	(55)
Total temporarily impaired	$5,473	$(82)	$14,653	$(350)	$20,126	$(432)

MUTUAL FEDERAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except share data)

NOTE 2 - SECURITIES (Continued)

At December 31, 2006, the 43 debt securities with unrealized losses have depreciated 2.3% from the Company’s amortized cost basis. At December 31, 2005, there were 52 debt securities with unrealized losses that have depreciated 2.2% from the Company’s amortized cost basis. These unrealized losses related principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and what the results are of reviews of the issuer’s financial condition. The fair value is expected to recover as securities approach their maturity date. As management has the ability to hold debt securities until forecasted recovery, which may be maturity, no declines are deemed to be other than temporary.

The Company has investments in various mutual funds including an adjustable rate mortgage fund, a U.S. government mortgage fund, and a short-term government fund. The Net Asset Value (“NAV”) of the adjustable rate and U.S. government mortgage funds have declined in the current interest rate environment. The funds are historically stable or, as rates decline, the funds recover their value (that is, the degree of impairment reverses) through increases in their market net asset value. Management expects the funds to recover once rates stabilize and/or the underlying adjustable rate mortgages re-price to market. The Company has the ability and intent to hold the investments for a sufficient period of time to allow for anticipated recovery in fair value.

NOTE 3 - LOANS

Loans are as follows:

	2006	2005
First mortgage loans
Principal balances
Secured by one- to four-family residences	$33,270	$24,424
Secured by multi-family properties	18,965	13,839
	52,235	38,263
Less:
Loans in process	9	51
Net deferred loan origination fees	121	89
Total first mortgage loans	52,105	38,123
Loans on savings accounts	59	77
	52,164	38,200
Less allowance for loan losses	240	170
	$51,924	$38,030

MUTUAL FEDERAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except share data)

NOTE 3 - LOANS (Continued)

Activity in the allowance for loan losses is summarized as follows:

	2006	2005

Balance at beginning of year	$170	$150
Loans charged off	—	—
Recoveries	—	—
Provision charged to income	70	20
Balance at end of year	$240	$170

As of December 31, 2006 and 2005, there were no loans that were individually considered as impaired. Nonaccrual loans, which include all loans past due 90 days and over at December 31, 2006 and 2005 were $443 and $184.

Loans to principal officers, directors, and their affiliates in 2006 were as follows:

Balance at January 1, 2005	$253
New loans	—
Repayments	(15)
Balance at December 31, 2006	$238

NOTE 4 - PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	2006	2005

Land	$97	$97
Building	355	355
Building improvements	152	144
Parking lot improvements	44	44
Furniture and equipment	645	611
Total cost	1,293	1,251
Accumulated depreciation	(1,004)	(946)
	$289	$305

Depreciation expense was $59 and $87 for the years ended December 31, 2006 and 2005.

MUTUAL FEDERAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except share data)

NOTE 5 - ACCRUED INTEREST RECEIVABLE

Accrued interest receivable is summarized as follows:

	2006	2005

Securities	$116	$117
Loans	223	119
	$339	$236

NOTE 6 - DEPOSITS

Deposits, by major category, are as follows:

	2006	2005

Non-interest-bearing checking	$728	$350
Savings	20,334	21,827
Certificates of deposit	22,246	21,348
	$43,308	$43,525

The aggregate amount of certificates of deposit with a minimum denomination of $100 was approximately $7,498 and $5,990 at December 31, 2006 and 2005, respectively. Deposit balances over $100 are not federally insured.

Scheduled maturities of certificates of deposit for the year ended December 31, 2006 are as follows:

2007	$20,169
2008	1,410
2009	201
2010	452
2011	14
$22,246

Deposits of related parties totaled approximately $1,020 and $1,225 at December 31, 2006 and 2005, respectively.

Interest expense on deposit accounts is summarized as follows:

	2006	2005

Savings	$269	$267
Certificates of deposit	789	521
	$1,058	$788

MUTUAL FEDERAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except share data)

NOTE 7 - FEDERAL HOME LOAN BANK ADVANCES

The Company had $2,000 in outstanding overnight advances from the Federal Home Loan Bank at December 31, 2006, at an interest rate of 5.50%. The Company had no outstanding advances at December 31, 2005. A blanket lien on all one- to four-family first mortgages was pledged as collateral in the event that the Company requests future advances. The Company’s remaining available credit limit at December 31, 2006 was $8 million.

NOTE 8 - BENEFIT PLANS

As of January 1, 2006, the Company adopted an employee stock ownership plan (“ESOP”) for the benefit of substantially all employees. The ESOP borrowed $873 from the Company and used those funds to acquire 87,285 shares of the Company’s common stock on April 4, 2006, in connection with the Company’s minority stock offering, at a price of $10.00 per share.

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and are allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company’s contributions to the ESOP and earnings on ESOP assets. The ESOP will make annual fixed principal payments of $44, plus interest at 7.0% on the unpaid loan balance.

As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares and the shares become outstanding for earnings-per-share (“EPS”) computations. For the year ended December 31, 2006, the Company contributed $46 to the plan and reported compensation expense of $52 and released 4,537 shares of common stock.

Upon termination of their employment, participants in the ESOP who elect to receive their benefit distributions in the form of Company common stock may require the Company to purchase the common stock distributed at fair value. This contingent repurchase obligation will be reflected in the Company’s financial statements as “common stock in ESOP subject to contingent repurchase obligation” and will reduce stockholders’ equity by an amount that represents the market value of all the Company’s common stock held by the ESOP and allocated to participants, without regard to whether it is likely that the shares would be distributed or that the recipients of the shares would be likely to exercise their right to require the Company to purchase the shares. At December 31, 2006, there are 4,537 allocated ESOP shares and a contingent repurchase obligation of $66. In addition, the fair value of unearned ESOP shares was $1.2 million.

On November 29, 2006 the Registrant’s stockholders approved the Mutual Federal Bancorp, Inc. 2006 Stock Option Plan (the “Stock Option Plan”), and the Mutual Federal Bancorp, Inc. 2006 Recognition and Retention Plan and Trust Agreement (the “MRP Plan”, and collectively with the Stock Option Plan, the “Plans”). A total of 178,026 and 71,282 shares of Company common stock have been reserved for issuance under the SOP and the RRP, respectively. As of December 31, 2006 no shares have been awarded under either plan.

MUTUAL FEDERAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except share data)

NOTE 8 - BENEFIT PLANS (Continued)

During January of 2007, under the plans, the Company granted 131,871 stock options and 52,748 stock awards, at fair market value ($14.41 per share) on the grant date. The plans have a term of ten years. Both the stock options and restricted stock awards will vest equally (20% per year) over the next five years. Compensation expense related to vesting of the stock awards will approximate $152 per year (before tax). The Company will also be required to record compensation expense related to the stock options in accordance with Statement on Financial Account Standard No. 123R. Compensation expense related to vesting of stock options will approximate $104 per year (before tax), based on the options outstanding.

The Company has a 401(k) profit sharing plan covering substantially all employees who have attained the age of 21 and have completed three months of service. Employee contributions are matched at 100% up to 3% of compensation and 50% of contributions over 3%, but do not exceed 5% of compensation. The matching contribution expense was $25 and $22 for the years ended December 31, 2006 and 2005. The 401(k) profit sharing plan also provides for a discretionary profit sharing contribution determined annually by the Board of Directors. The Board approved $0 and $34 in discretionary contributions for the years ended December 31, 2006 and 2005.

The Company has nonqualified deferred compensation agreements with officers and directors. Under the terms of these agreements, the officers and directors may defer compensation and directors’ fees and earn interest on the balance. Interest is computed at the Company’s interest rate for one-year certificates of deposit. Interest expense for the years ended December 31, 2006 and 2005 approximated $14 and $9. In addition, for the years ended December 31, 2006 and 2005, approximately $24 and $24 was distributed. The agreements were amended during 2005 to terminate deferrals after 2004. At December 31, 2006 and 2005, $396 and $406 was included in accrued interest payable and other liabilities on the statements of financial condition.

The Company provides supplemental health care benefits to cover the Medicare costs for employees who reach the age of 65 and have at least 10 years of service with the Company. At December 31, 2006 and 2005, a liability of $83 and $95 is included in accrued expenses and other liabilities in the statements of financial condition. The Company recorded expense of $8 and $39 for the years ended December 31, 2006 and 2005. During 2005, the Medicare supplement cost increased and the Bank adjusted its liability to take the increase into account, amended the Plan to cap the maximum amount of premium that it would reimburse at $277.00 per qualified individual per month, and provided that new entrants after September 30, 2006 would pay the entire premium. The other related disclosures are not considered significant to the consolidated financial statements.

MUTUAL FEDERAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except share data)

NOTE 9 - INCOME TAXES

Income tax expense was as follows.

	2006	2005

Federal
Current	$282	$397
Deferred	(9)	(14)
	$273	$383
State
Current	24	50
Deferred	7	9
	31	59
	$304	$442

Effective tax rates differ from federal statutory rate of 34% applied to income before income taxes due to the following:

	2006	2005

Provision calculated at statutory federal rate	$284	$403
Effect of:
State taxes, net of federal benefit	24	33
Other, net	(4)	6
Total	$304	$442
Effective tax rate	36.5%	37.3%

Year-end deferred tax assets and liabilities were due to the following:

	2006	2005
Deferred tax assets:
Allowance for loan losses	$90	$64
Deferred compensation	154	158
Accrued post retirement benefit	32	37
Other	-	3
	$276	$262
Deferred tax liabilities:
Federal Home Loan Bank stock dividends	$(61)	$(61)
Depreciation	(12)	(12)
Net unrealized gain on securities available-for-sale	(84)	(54)
Other	(12)	-
	(169)	(127)
Net deferred tax asset (liability)	$107	$135

MUTUAL FEDERAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except share data)

NOTE 9 - INCOME TAXES (Continued)

Federal income tax laws provided additional bad debt deductions through 1987, totaling $2,552. Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would total $991 at year end 2006. If the Bank were liquidated or otherwise ceases to be a bank or if tax laws were to change, this liability of $991 would be expensed and paid. Management has not recorded a valuation allowance based on taxes paid in prior years.

NOTE 10 - LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES

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

The contractual amount of fixed rate loan commitments at December 31, 2006 and 2005 were $576 and $2,046. Commitments to make loans are generally made for periods of 60 days or less. The fixed-rate loan commitments at December 31, 2006 have interest rates ranging from 6.00% to 7.20% and maturities ranging from 5 years to 30 years.

NOTE 11 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS

The Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2006 and 2005, the most recent regulatory notifications categorized the Association as well capitalized under the regulatory framework for prompt corrective action.

There are no conditions or events since that notification that management believes have changed the institution’s category. Actual and required capital amounts and ratios are presented below:

MUTUAL FEDERAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except share data)

NOTE 11 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (Continued)

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2006
Total capital to risk-weighted assets	$23,649	57.79%	$3,274	8.0%	$4,092	10.0%
Tier 1 (core) capital to risk-weighted assets	23,174	56.63	1,637	4.0	2,455	6.0
Tier 1 (core) capital to adjusted total assets	23,174	30.99	2,991	4.0	3,739	5.0
Tangible capital (to adjusted total assets)	23,174	30.99	1,122	1.5	—	—
December 31, 2005
Total capital to risk-weighted assets	$18,657	58.03%	$2,569	8.0%	$3,211	10.0%
Tier 1 (core) capital to risk-weighted assets	18,253	56.84	1,285	4.0	1,927	6.0
Tier 1 (core) capital to adjusted total assets	18,253	28.36	2,574	4.0	3,218	5.0
Tangible capital (to adjusted total assets)	18,253	28.36	965	1.5	—	—

The following is a reconciliation of the Bank’s equity under accounting principles generally accepted in the United States of America (“GAAP”) to regulatory capital.

	2006	2005
GAAP equity	$23,307	$18,336
Unrealized gain on securities available-for-sale	(133)	(83)
Tier 1 capital	23,174	18,253
General allowance for loan losses	240	170
Allowable portion (45%) of unrealized gains on equity securities available-for-sale	235	234
Total regulatory capital	$23,649	$18,657

Federal regulations require the Bank to comply with a Qualified Thrift Lender (“QTL”) test, which requires that 65% of assets be maintained in housing-related finance and other specified assets. If the QTL test is not met, limits are placed on growth, branching, new investment, FHLB advances, and dividends or the institution must convert to a commercial bank charter. Management considers the QTL test to have been met.

MUTUAL FEDERAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except share data)

NOTE 11 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (Continued)

Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. At January 1, 2007, the Bank could, without prior approval, declare dividends of approximately $1,387.

NOTE 12 - OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related tax effects were as follows:

	2006	2005
Unrealized holding gains (losses) on securities available-for-sale	$80	$(579)
Reclassification adjustment for gains realized in income	—	(477)
Net unrealized gains (losses)	80	(1,056)
Tax effect	(30)	409
Other comprehensive income (loss)	$50	$(647)

NOTE 13 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments were as follows:

	December 31, 2006		December 31, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$2,268	$2,268	$1,250	$1,250
Securities available-for-sale	19,559	19,559	24,028	24,028
Loans, net	51,924	52,209	38,030	38,031
Federal Home Loan Bank stock	500	500	500	500
Accrued interest receivable	339	339	236	236
Financial liabilities:
Deposits	43,308	43,227	43,525	43,381
Advances from Federal Home Loan Bank	2,000	2,000	—	—
Advance payments by borrowers for taxes and insurance	401	401	361	361
Accrued interest payable	70	70	44	44

The methods and assumptions used to estimate fair value are described as follows.

MUTUAL FEDERAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except share data)

NOTE 13 - FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

Carrying amount is the estimated fair value for cash and cash equivalents, Federal Home Loan Bank stock, accrued interest receivable and payable, advance payments by borrowers for taxes and insurance, demand deposits, and variable-rate loans, deposits and advances that reprice frequently and fully. Security fair values are based on market prices or dealer quotes and, if no such information is available, on the rate and term of the security and information about the issuer. For fixed-rate loans or deposits and for variable-rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. The fair value of off-balance-sheet items is not material.

NOTE 14 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information as of December 31, 2006, and for the period April 4, 2006, through December 31, 2006, for the parent company only, Mutual Federal Bancorp, Inc., follows:

CONDENSED BALANCE SHEET
December 31, 2006

ASSETS
Cash and cash equivalents	$4,088
Investment in banking subsidiary	23,307
ESOP note receivable	840
Other assets	72
Total assets	$28,307

LIABILITIES AND EQUITY
Accrued expenses and other liabilities	$8
Common stock in ESOP subject to contingent repurchase obligation	66
Stockholders’ equity	28,233

Total liabilities and stockholders’ equity	$28,307

CONDENSED STATEMENT OF INCOME
For the period April 4, 2006 through December 31, 2006

Interest income	$59
Other expense	(246)

Income before income tax and undistributed subsidiary income	(187)
Income tax expense (benefit)	(73)
Equity in undistributed subsidiary income	537
Net income	$423

MUTUAL FEDERAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except share data)

NOTE 14 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (continued)

CONDENSED STATEMENT OF CASH FLOWS
For the period April 4, 2006 through December 31, 2006

Cash flows from operating activities
Net income	$423
Adjustments:	-
Equity in undistributed subsidiary income	(537)
Change in other assets	(72)
Change in other liabilities	7
Net cash from operating activities	(179)
Cash flows from investing activities
Investments in subsidiary	(4,224)
ESOP loan made	(873)
ESOP loan payments received	33
Net cash from investing activities	(5,064)
Cash flows from financing activities
Proceeds from stock issue	9,331
Net cash from financing activities	9,331
Net change in cash and cash equivalents	4,088
Beginning cash and cash equivalents	--
Ending cash and cash equivalents	$4,088

NOTE 15 - EARNINGS PER SHARE

The Company completed its public offering on April 4, 2006. Earnings per share data prior to that date are not meaningful. The factors used in the earnings per share computation follow:

2006
Basic and diluted
Net income	$530
Less net income from January 1, 2006 to April 4, 2006	(107)
Net income	$423
Weighted average common shares outstanding	3,551,886
Basic and diluted earnings per common share	$0.12

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March 2007.

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

Name	Title	Date
/s/ Stephen M. Oksas Stephen M. Oksas	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2007
/s/ John L. Garlanger John L. Garlanger	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2007
/s/ Stanley Balzekas III Stanley Balzekas III	Director	March 29, 2007
/s/ Robert P. Kazan Robert P. Kazan	Director	March 29, 2007
/s/ Leonard F. Kosacz Leonard F. Kosacz	Director	March 29, 2007
/s/ Julie H. Oksas Julie H. Oksas	Executive Vice President and Director	March 29, 2007
/s/ Stephanie Simonaitis Stephanie Simonaitis	Director	March 29, 2007

S-1

/s/ Amy P. Keane Amy P. Keane	Director	March 29, 2007

S-2

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Charter of Mutual Federal Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to Registrant’s Form SB-2 filed with the Commission on November 18, 2005).
3.2	Bylaws of Mutual Federal Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to Registrant’s Form SB-2 filed with the Commission on November 18, 2005).
4.1	Specimen Common Stock Certificate of Mutual Federal Bancorp, Inc. (incorporated by reference to Exhibit 4.1 to Registrant’s Form SB-2 filed with the Commission on November 18, 2005).
10.1	Form of Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Amendment No. 1 to Form SB-2 filed with the Commission on February 4, 2006).
10.2
Executive Employment Agreement dated as of April 4, 2006 among Mutual Federal Bancorp, Inc., Mutual Federal Savings and Loan Association of Chicago and Stephen M. Oksas (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-QSB for the quarterly period ended March 31, 2006 filed with the Commission on May 8, 2006).

10.3
Executive Employment Agreement dated as of April 4, 2006 among Mutual Federal Bancorp, Inc., Mutual Federal Savings and Loan Association of Chicago and Julie H. Oksas (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-QSB for the quarterly period ended March 31, 2006 filed with the Commission on May 8, 2006).

10.4
Executive Employment Agreement dated as of April 4, 2006 among Mutual Federal Bancorp, Inc., Mutual Federal Savings and Loan Association of Chicago and John L. Garlanger (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-QSB for the quarterly period ended March 31, 2006 filed with the Commission on May 8, 2006).

10.5
ESOP Loan Agreement dated as of April 4, 2006 between Mutual Federal Bancorp, Inc. and First Bankers Trust Services, Inc., as trustee of the Mutual Federal Bancorp, Inc. Employee Stock Ownership Trust (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-QSB for the quarterly period ended March 31, 2006 filed with the Commission on May 8, 2006).

10.6
Mutual Federal Bancorp, Inc. 2006 Stock Option Plan (incorporated by reference to Appendix A to the Company’s proxy statement for its Special Meeting of Stockholders held on November 29, 2006 filed with the Commission on October 16, 2006).

10.7
Mutual Federal Bancorp, Inc. 2006 Recognition and Retention Plan and Trust Agreement (incorporated by reference to Appendix B to the Company’s proxy statement for its Special Meeting of Stockholders held on November 29, 2006 filed with the Commission on October 16, 2006).

10.8	Form of Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Form SB-2 filed with the Commission on February 4, 2006).
14.1	Code of Ethics
21.1	Subsidiaries of the Company
23.1	Consent of Crowe Chizek and Company LLC

24.1	Power of Attorney (set forth on signature page)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002