Form 10QSB
period 2007-03-31
Mutual Federal Bancorp, Inc.
filed 2007-05-11
CIK 1344802

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

or

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of May 1, 2007
Common Stock, $0.01 par value	3,636,875

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

MUTUAL FEDERAL BANCORP, INC.

FORM 10-QSB

For the quarterly period ended March 31, 2007

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

At March 31, 2006, the minority stock offering of Mutual Federal Bancorp, Inc. (the “Company”) had not yet been completed. Upon completion of the offering on April 4, 2006, the Company became the owner of 100% of the capital stock of Mutual Federal Savings and Loan Association of Chicago (the “Bank”). At March 31, 2006, the Company was not an operating company and, therefore, the information presented in this report for periods up to and including March 31, 2006, is for the Bank.

See accompanying notes to unaudited consolidated financial statements.

MUTUAL FEDERAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)
(Dollar amounts in thousands except share data)

	March 31, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$1,192	$2,268
Securities available-for-sale	19,052	19,559
Loans, net of allowance for loan losses of $250 at March 31, 2007; $240 at December 31, 2006	53,563	51,924
Federal Home Loan Bank stock, at cost	500	500
Premises and equipment, net	275	289
Accrued interest receivable	370	339
Other assets	209	184
Total assets	$75,161	$75,063
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Non-interest-bearing deposits	$307	$728
Interest-bearing deposits	42,509	42,580
Total deposits	42,816	43,308
Advance payments by borrowers for taxes and insurance	197	401
Advances from the Federal Home Loan Bank	2,500	2,000
Accrued interest payable and other liabilities	1,180	1,055
Common stock in ESOP subject to contingent repurchase obligation	84	66
Total liabilities	46,777	46,830
Commitments and contingencies
Stockholder’s equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized at March 31, 2007 and December 31, 2006	—	—
Common stock, $0.01 par value, 12,000,000 shares authorized, 3,636,875 shares issued and outstanding at March 31, 2007 and December 31, 2006	36	36
Additional paid-in capital	10,235	10,175
Retained earnings	18,867	18,782
Reclassification of ESOP shares (6,019 shares at March 31, 2007 and 4,537 shares at December 31, 2006)	(84)	(66)
Unearned ESOP shares (81,266 shares at March 31, 2007 and 82,748 shares at December 31, 2006)	(812)	(827)
Accumulated other comprehensive income	142	133
Total stockholder’s equity	28,384	28,233
Total liabilities and stockholder’s equity	$75,161	$75,063

See accompanying notes to unaudited consolidated financial statements.

MUTUAL FEDERAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollar amounts in thousands except share data)

	Three Months Ended March 31,
	2007	2006
Interest and dividend income
Loans, including fees	$853	$654
Securities	221	230
Interest earning deposits	9	13
Federal Home Loan Bank stock dividends	4	3
Total interest and dividend income	1,087	900
Interest expense
Deposits	292	243
Advances from Federal Home Loan Bank	29	27
	321	270
Net interest income	766	630
Provision for loan losses	10	25
Net interest income after provision for loan losses	756	605
Non-interest income
Other income	9	8
Total non-interest income	9	8
Non-interest expense
Compensation and benefits	345	247
Occupancy and equipment	43	42
Data processing	28	24
Professional fees	130	62
Other expense	69	69
Total non-interest expense	615	444
Income before income taxes	150	169
Income tax expense	65	62
Net income	$85	$107

Earnings per share (basic and diluted)	$0.02	NM

NM - not meaningful, see Note 7

See accompanying notes to unaudited consolidated financial statements.

MUTUAL FEDERAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(Dollar amounts in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Amount Reclassified on ESOP Shares	Unearned ESOP Shares	Accumulated Other Comprehensive Income/(Loss)	Total
Balance at December 31, 2005	$1	$—	$18,252	$—	$—	$83	$18,336
Comprehensive income:
Net income	—	—	107	—	—	—	107
Change in net unrealized gain (loss) on securities available-for-sale, net of taxes and reclassification adjustments	—	—	—	—	—	(99)	(99)
Total comprehensive income (loss)							8
Balance at March 31, 2006	$1	$—	$18,359	$—	$—	$(16)	$18,344
Balance at December 31, 2006	$36	$10,175	$18,782	$(66)	$(827)	$133	$28,233
Comprehensive income:
Net income	—	—	85	—	—	—	85
Change in net unrealized gain (loss) on securities available-for-sale, net of taxes and reclassification adjustments	—	—	—	—	—	9	9
Total comprehensive income							94
MRP shares earned	—	32	—	—	—	—	32
Stock option shares earned	—	22	—	—	—	—	22
Adjustment to fair value of common stock in ESOP subject to contingent repurchase obligation of ESOP shares	—	—	—	(18)	—	—	(18)
ESOP shares committed to be released (1,482)	—	6	—	—	15	—	21
Balance at March 31, 2007	$36	$10,235	$18,867	$(84)	$(812)	$142	$28,384

See accompanying notes to unaudited consolidated financial statements.

MUTUAL FEDERAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities
Net income	$85	$107
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	10	25
Depreciation	15	15
Net amortization of securities	9	(18)
Dividends reinvested on securities	(29)	(24)
ESOP expense	21	—
MRP expense	32	—
Option expense	22	—
Increase in accrued interest receivable and other assets	(55)	(123)
Increase (decrease) in accrued interest payable and other liabilities	119	(1,004)
Net cash provided by (used in) operating activities	229	(1,022)
Cash flows from investing activities
Activity in securities available-for-sale:
Proceeds from maturities, calls, and principal repayments	542	1,249
Loan originations and payments, net	(1,650)	(5,519)
Additions to premises and equipment	(1)	(7)
Net cash used in investing activities	(1,109)	(4,277)
Cash flows from financing activities
Net (decrease) increase in deposits	(492)	16,563
Net decrease in advance payments by borrowers for taxes and insurance	(204)	(148)
Advances from the Federal Home Loan Bank	500	—
Net cash (used in) provided by financing activities	(196)	16,415
Net (decrease) increase in cash and cash equivalents	(1,076)	11,116
Cash and cash equivalents at beginning of period	2,268	1,250
Cash and cash equivalents at end of period	$1,192	$12,366
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$291	$244
Income taxes	—	—

See accompanying notes to unaudited consolidated financial statements.

MUTUAL FEDERAL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals necessary for a fair presentation have been included. The results of operations and other data for the three months ended March 31, 2007, are not necessarily indicative of results that may be expected for the entire fiscal year ended December 31, 2007.

The consolidated financial statements include Mutual Federal Bancorp, Inc. (the “Company”), and its wholly owned subsidiary Mutual Federal Savings and Loan Association of Chicago and its wholly owned subsidiary, EMEFES Service Corporation, together referred to as “the Bank.” Intercompany transactions and balances are eliminated in consolidation. As of March 31, 2007, Mutual Federal Bancorp, MHC (the “MHC”) was the majority (70%) stockholder of the Company. The MHC is owned by the depositors of the Bank. The financial statements included in this Form 10-QSB do not include the transactions and balances of the MHC. EMEFES Service Corporation is an insurance agency that sells insurance products to the Bank’s customers. The insurance products are underwritten and provided by a third party.

At March 31, 2006, the minority stock offering of Mutual Federal Bancorp, Inc. (the “Company”) had not yet been completed. Upon completion of the offering on April 4, 2006, the Company became the owner of 100% of the capital stock of Mutual Federal Savings and Loan Association of Chicago (the “Bank”). At March 31, 2006, the Company was not an operating company and, therefore, the information presented in this report for periods up to and including March 31, 2006, is for the Bank.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets and of tangible capital to average assets. As of March 31, 2007, the Bank met the capital adequacy requirements to which it is subject. The Bank’s tangible capital ratio at March 31, 2007 was 31.21%. The Tier 1 capital ratio was 31.21% and the Tier 1 risk-based capital ratio was 55.70%, and the total risk-based capital ratio was 56.79%.

MUTUAL FEDERAL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Capital Resources (continued)

The most recent notification from the federal banking agencies categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. There are no conditions or events since that notification that have changed the Bank’s category.

Note 3 - Commitments

At March 31, 2007, the Bank had outstanding commitments to make loans of $317,000. At December 31, 2006, the Bank had outstanding commitments to make loans of $576,000.

Note 4 - Recent Accounting Pronouncements

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits companies, on a contract-by-contract basis, to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial instruments with changes in fair value recognized in the income statement. This Statement is intended to be used in conjunction with Statement No. 157, Fair Value Measurements. The standard is effective for fiscal years beginning after November 15, 2007. The Company has not completed its evaluation of the impact of the adoption of this standard.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109,” on January 1, 2007. See Note 8 - Income Taxes - Adoption of FIN 48, for additional information.

Note 5 - Employee Stock Ownership Plan

As of January 1, 2006, the Company adopted an employee stock ownership plan (“ESOP”) for the benefit of substantially all employees. The ESOP borrowed $872,850 from the Company and used those funds to acquire 87,285 shares of the Company’s common stock on April 4, 2006, in connection with the Company’s minority stock offering, at a price of $10.00 per share.

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and are allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to the Company. The loan is secured by shares purchased with the loan proceeds and is being repaid by the ESOP with funds from the Company’s contributions to the ESOP and earnings on ESOP assets. The ESOP is making annual fixed principal payments of $44,000, plus interest at 7.0% on the unpaid loan balance.

As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares and the shares become outstanding for earnings-per-share (“EPS”) computations. Upon termination of their employment, participants in the ESOP who elect to receive their

MUTUAL FEDERAL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Employee Stock Ownership Plan (continued)

benefit distributions in the form of Company common stock may require the Company to purchase the common stock distributed at fair value. This contingent repurchase obligation is reflected in the Company’s financial statements as “Common stock in ESOP subject to contingent repurchase obligation” and reduces stockholders’ equity by an amount that represents the market value of all the Company’s common stock held by the ESOP and allocated to participants, without regard to whether it is likely that the shares would be distributed or that the recipients of the shares would be likely to exercise their right to require the Company to purchase the shares. At March 31, 2007 there were 6,019 ESOP shares allocated or committed to be allocated.

Note 6 - Stock Based Compensation

On January 16, 2007, the Company awarded 52,748 shares of common stock, with a fair value of $14.41 per share, to the Company’s officers and directors under its 2006 Management Recognition and Retention Plan. The Company also awarded 131,871 options to purchase the Company’s common stock at a strike price of $14.41 per share, to the Company’s officers and directors under its 2006 Stock Option Plan. The awards vest over a five year period. Total compensation cost that has been charged against income for those plans for the three months ended March 31, 2007, was $54,000. The total income tax benefit was $12,000.

Stock Option Plan

The Company’s 2006 Stock Option Plan, which is shareholder-approved, permits the grant of stock options to its officers, directors and employees for up to 178,206 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are granted with an exercise price that is no less than the market price of the Company’s common stock at the date of grant; have vesting periods of five years and have 10-year contractual terms. The Company anticipates purchasing shares to satisfy share option exercises.

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Since the Company stock has only been trading since April 6, 2006, the Company has used the price volatility of similar entities to estimate volatility. The Company has no historical data on which to base forfeiture estimates, and has assumed no forfeitures. The expected term of options granted is based on the calculation for “plain vanilla options” permitted by SAB 107, and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The fair value of options granted during 2007 was determined using the following weighted-average assumptions as of grant date:

Risk-free interest rate	4.50%
Expected term	6.50
Expected stock price volatility	0.094
Dividend yield	0.00%

A summary of the activity in the stock option plan for 2007 follows:

MUTUAL FEDERAL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Stock Based Compensation (continued)

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	--	$--	--	$--
Granted	131,871	14.41	10.0	--
Exercised	--	--	--	--
Forfeited or expired	--	--	--	--
Outstanding at March 31, 2007	131,871	$14.41	9.8	$--
Exercisable at March 31, 2007	--	$--	--	$--

Information related to the stock option plan during 2007 follows:

Intrinsic value of options exercised	$--
Cash received from option exercises	--
Tax benefit realized from option exercises	--
Weighted average fair value of options granted	$3.96

As of March 31, 2007, there was $500,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average remaining period of 4.8 years.

Stock Award Plan

A Management Recognition and Retention Plan (“MRP”) provides for the issuance of shares to directors and officers. Compensation expense is recognized over the vesting period of the shares based on the market value of the shares at issue date. Total shares issuable under the plan are 71,282 at March 31, 2007.

A summary of changes in the Company’s non-vested shares for the year follows:

	Shares	Weighted Average Grant Price	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value
Non-vested at January 1, 2007	--	$--	$--	$--
Granted	52,748	14.41	760,000	--
Vested	--	--	--	--
Forfeited	--	--	--	--
Non-vested at March 31, 2007	52,748	$14.41	$760,000	$--

As of March 31, 2007, there was $728,000 of total unrecognized compensation cost related to non-vested shares granted under the Plan. The cost is expected to be recognized over a weighted-average remaining period of 4.8 years.

MUTUAL FEDERAL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Earnings Per Share

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Both basic and fully diluted weighted average shares outstanding for the three months ended March 31, 2007, are 3,554,868. During the three months ended March 31, 2007, the average fair value of the Company’s common stock was less than $14.41 and the stock option awards had no dilutive effect on earnings per share. Earnings per share prior to the minority stock issuance on April 4, 2006, is no longer meaningful.

The factors used in the earnings per share computation for the three months ended March 31, 2007, follow:

Basic
Net income	$85,000
Weighted average common shares outstanding	3,636,875
Less: Average unallocated ESOP shares	(82,007)
Average shares	3,554,868
Basic earnings per common share	$0.02
Diluted
Net income	$85,000
Weighted average common shares outstanding for basic earnings per common share	3,554,868
Add: Dilutive effects of assumed exercises of stock options	--
Average shares and dilutive potential common shares	3,554,868
Diluted earnings per common share	$0.02

MUTUAL FEDERAL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Income Taxes - Adoption of FIN 48

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statements.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of Illinois. The Company is no longer subject to examination by taxing authorities for years before 2002. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at January 1, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition and results of operations. You should read the information in this section in conjunction with our audited consolidated financial statements for the years ended December 31, 2006 and 2005, which are included in Form 10-KSB filed with the Securities and Exchange Commission on March 29, 2007.

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

Overview

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, U.S. government and agency securities, mortgage-backed securities and other interest earning assets (primarily cash and cash equivalents), and the interest we pay on our interest-bearing liabilities, consisting of savings accounts, time deposits, and advances from the Federal Home Loan Bank. Our results of operations are also affected by our provisions for loan losses, non-interest income and non-interest expense. Non-interest income consists primarily of miscellaneous fees and charges on loan and deposit accounts. Non-interest expense currently consists primarily of salaries and employee benefits, occupancy, data processing, professional fees, and other operation expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

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

Comparison of Financial Condition at March 31, 2007 and December 31, 2006

Our total assets increased by $98,000, to $75.2 million at March 31, 2007, from $75.1 million at December 31, 2006. Loans receivable increased $1.6 million, or 3.2%, to $53.6 million at March 31, 2007, from $51.9 million at December 31, 2006, reflecting an increase of $993,000, or 3.0%, in one-to-four family residential mortgage loans and an increase of $622,000, or 3.3%, in multi-family residential mortgage loans during the period.

Total deposits decreased $492,000, or 1.1%, to $42.8 million at March 31, 2007, from $43.3 million at December 31, 2006. Stockholders’ equity increased $151,000, to $28.4 million at March 31, 2007, from $28.2 million at December 31, 2006. The increase reflects net income of $85,000 for the quarter, a $9,000 increase in accumulated other comprehensive income from unrealized gains and losses on securities available-for-sale, and a $57,000 increase from recognition of stock benefits earned under the Company’s Employee Stock Ownership Plan, Management Recognition and Retention Plan, and Stock Option Plan.

Comparison of Operating Results for the Three Months Ended March 31, 2007 and 2006

General. Net income decreased $22,000, or 20.6%, to $85,000 for the three months ended March 31, 2007, from $107,000 for the three months ended March 31, 2006. The primary reasons for the decrease were a $98,000 increase in compensation and benefits and a $68,000 increase in professional fees, partially offset by an increase in the net interest margin of $136,000 and a $15,000 decrease in the provision for loan losses. Return on average assets was 0.45% for the three months ended March 31, 2007, compared to 0.61% for the same period last year, and return on equity was 1.20% and 2.33%, respectively, for these two periods.

Interest Income. Interest and dividend income increased $187,000, or 20.8%, to $1.1 million for the three months ended March 31, 2007, compared to $900,000 for the three months ended March 31, 2006. The increase resulted from the $7.2 million, or 10.9%, increase in the average balance of interest-earning assets, to $73.0 million in the first quarter of 2007, compared to $65.8 million in the first quarter of 2006, and to an increase of 48 basis points in the average yield on interest earning assets, to 5.95% in 2007, from 5.47% in 2006.

Interest income and fees from loans receivable increased $199,000, or 30.4%, to $853,000 for the three months ended March 31, 2007, from $654,000 for the three months ended March 31, 2006. The increase resulted from the $12.0 million, or 29.5%, increase in the average balance of loans receivable, to $52.7 million in the first quarter of 2007, compared to $40.7 million in the first quarter of 2006, and by an increase of 5 basis points in the average yield on loans receivable, to 6.48% in 2007, from 6.43% in 2006.

Interest and dividend income from securities, FHLB stock, and interest-earning deposits decreased $12,000, or 4.9%, to $234,000 for the three months ended March 31, 2007, from $246,000 for the three months ended March 31, 2006. The primary reason for the decrease was the decrease in average balances of securities and interest-earning deposits of $4.8 million, or 19.1%, to $20.4 million in 2007, from $25.2 million in 2006, offset in part by a 69 basis point increase in average yield to 4.60% in 2007, from 3.91% in 2006.

Interest Expense. Interest expense increased $51,000, or 18.9%, to $321,000 for the three months ended March 31, 2007, from $270,000 for the three months ended March 31, 2006. The increase in interest expense was due primarily to an increase in rates paid on deposits, partially offset by a $4.3 million decrease in the average balance of deposits. The average rate paid on deposits increased 67 basis points, to 2.74% for the quarter ended March 31, 2007, from 2.07% for the quarter ended March 31, 2006. Interest expense on certificates of deposit increased $62,000, or 36.9%, to $230,000 in 2007, from $168,000 in 2006, and the average rate paid on certificates increased 97 basis points, to 4.10% in 2007, from 3.13% in 2006. We paid $10,000 of interest on $16.7 million in stock subscription deposits accumulated during the last six weeks of the quarter ended March 31, 2006. The average effective rate paid on the stock subscription deposits was 1.20%.

Interest expense on FHLB advances increased $2,000, to $29,000 for the three months ended March 31, 2007, compared to $27,000 for the three months ended March 31, 2006. The rate paid on advances increased 63 basis points, to 5.31% in 2007, from 4.68% in 2006. The overall average cost of funds increased 67 basis points, to 2.86% in 2007, from 2.19% in 2006.

Net Interest Income. Net interest income increased $136,000, or 21.6%, to $766,000 for the three months ended March 31, 2007, from $630,000 for the same quarter last year. Our net interest margin increased 37 basis points, to 4.20% in 2007, from 3.83% in 2006. The average yield on interest-earning assets increased 48 basis points, to 5.95% in 2007, from 5.47% in 2006, and was augmented by an increase of $7.2 million, or 10.9%, in the average balance of interest-earning assets, with interest income increasing by $187,000. The average rate paid on interest-bearing liabilities also increased, to 2.86% in 2007, from 2.19% in 2006, and the average balance of interest-bearing liabilities decreased $4.4 million, or 8.9%, with interest expense increasing by $51,000. The interest rate spread between interest earning assets and interest bearing liabilities decreased 19 basis points, to 3.09% in 2007, from 3.28% in 2006.

Provision for Loan Losses. During the three months ended March 31, 2007, management increased the general loan loss allowance by $10,000, with a charge to operations, based on its quarterly evaluation of the level of the allowance necessary to absorb probable incurred loan losses at March 31, 2007. Management considers changes in delinquencies, changes in the composition and volume of loans, historical loan loss experience, general economic and real estate market conditions, as well as peer group data, when determining the level on the allowance for loan losses.

During the three months ended March 31, 2007, non-performing loans decreased to $401,000, from $443,000 at December 31, 2006. Loans delinquent 60-89 days decreased to $148,000, from $385,000 at December 31, 2006. The loan portfolio increased $1.6 million, or 3.2%, to $53.6 million at March 31, 2007, from $51.9 million at December 31, 2006. During this period, one- to four-family residential mortgage loans increased $993,000, or 3.0%, and multi-family residential mortgage loans increased $622,000, or 3.3%. After reviewing these and other factors, management determined that it was necessary to increase the allowance for loan losses by $10,000. At March 31, 2007, the allowance for loan losses was $250,000, or 0.46% of loans receivable, compared to $240,000, or 0.46% of loans receivable at December 31, 2006. In a similar evaluation of the allowance for loan losses at March 31, 2006, management determined that there was a need for a $25,000 provision for the three months then ended.

Non-interest Income. Non-interest income increased $1,000, to $9,000 for the three month period ended March 31, 2007, compared to $8,000 for the three months ended March 31, 2006.

Non-interest Expense. Non-interest expense increased $171,000, or 38.5%, to $615,000 for the three months ended March 31, 2007, from $444,000 for the same quarter last year. Compensation and employee benefits increased $98,000, or 39.7%, to $345,000 in 2007, from $247,000 in 2006. The cost of newly instituted stock benefit plans increased benefits expense by approximately $75,000, offset partially by a $14,000 reduction in contributions to the Company’s profit sharing plan.

Occupancy costs increased $1,000, or 2.4%, to $43,000 in 2007, from $42,000 in 2006. Data processing fees increased $4,000, or 16.7%, to $28,000, from $24,000 in 2006. Professional fees, including legal, accounting and consulting fees, increased $68,000, or 109.7%, to $130,000 in 2007, from $62,000 in 2006, primarily as the result of increased costs related to our first year as a public company. Miscellaneous expenses stayed at $69,000 for both periods.

The Company’s ratio of non-interest expense to average assets increased to 3.27% in 2007, from 2.55% in 2006, and its efficiency ratio was 79.4% in 2007, compared to 69.6% in 2005.

Income Tax Expense. The provision for income taxes increased $3,000, to $65,000 in 2007, from $62,000 in 2006. The effective tax rate for the quarter ended March 31, 2007, increased to 43.3%,

compared to 36.7% for this quarter last year. The increase in the effective rate was due primarily to nondeductible expenses associated with stock benefit plans.

Average Balance Sheet

The following table sets forth average balance sheets, average yields and costs, and certain other information for the three months ended March 31, 2007 and 2006. No tax-equivalent yield adjustments were made, as their effects were not material. All average balances are based on an average of daily balances. Non-accrual loans are included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Three Months Ended March 31,
	2007			2006
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
Interest-earning assets:
Loans	$52,678	$853	6.48%	$40,685	$654	6.43%
Securities available for sale	19,099	221	4.63	23,377	230	3.94
Interest-earning deposits	754	9	4.77	1,287	13	4.04
Federal Home Loan Bank Stock	500	4	3.20	500	3	2.40
Total interest-earning assets	73,031	$1,087	5.95%	65,849	$900	5.47%
Non-interest-earning assets	2,227			3,883
Total assets	$75,258			$69,732
Interest-Bearing Liabilities:(1)
Savings deposits	$20,265	$62	1.22%	$25,446	$75	1.17%
Certificates of deposit	22,418	230	4.10	21,503	168	3.13
Total interest-bearing deposits	42,683	292	2.74	46,949	243	2.07
Federal Home Loan Bank advances	2,183	29	5.31	2,306	27	4.68
Total interest-bearing liabilities	44,866	321	2.86%	49,255	270	2.19%
Non-interest-bearing liabilities	2,058			2,104
Total liabilities	46,924			51,359
Stockholders’ equity	28,334			18,373
Total liabilities and stockholders’ equity	$75,258			$69,732
Net interest income		$766			$630
Net interest rate spread(2)			3.09%			3.28%
Net interest-earning assets(3)	$28,165			$16,594
Net interest margin(4)			4.20%			3.83%
Ratio of interest-earning assets to interest-bearing liabilities			162.78%			133.69%
_______________
(1)	Non-interest-bearing checking deposits are included in non-interest-bearing liabilities.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At March 31, 2007, $1.2 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities and increases in deposit accounts. Our cash flows are derived from operating activities, investing activities and financing activities as reported in our consolidated statements of cash flows.

Our primary investing activities are the origination of loans and the purchase of investment securities. During the three months ended March 31, 2007, our loan originations, net of collected principal, totaled $1.7 million. During the three months ended March 31, 2006, net loan originations totaled $5.5 million. We did not sell any loans during the 2007 or 2006. Cash received from calls and maturities of securities totaled $542,000 and $1.2 million for the three months ended March 31, 2007 and 2006, respectively. We did not purchase or sell any securities during the three months ended March 31, 2007 or 2006.

Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by us and by local competitors, and other factors. There was a net decrease in total deposits of $492,000 for the three months ended March 31, 2007, and a net increase of $16.6 million in 2006. The increase in 2006 reflects $16.7 million in stock subscription deposits received during the stock offering period which ended March 16, 2006. During April, 2006, $7.5 million in subscription deposits were returned to subscribers because our stock offering was oversubscribed.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provide an additional source of funds. During the quarter ended March 31, 2007, the Company borrowed $500,000 in advances from the Federal Home Loan Bank. Our available borrowing limit at March 31, 2007, was $10.0 million (an additional $7.5 million).

At March 31, 2007, we had outstanding commitments to originate loans of $317,000. At March 31, 2007, certificates of deposit scheduled to mature in less than one year totaled $20.6 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event we do not retain a significant portion of our maturing certificates of deposit, we will have to utilize other funding sources, such as Federal Home Loan Bank of Chicago advances, in order to maintain our level of assets. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents. In addition, the cost of such deposits may be significantly higher if market interest rates are higher at the time of renewal.

Off-Balance-Sheet Arrangements

In the ordinary course of business, the Company is a party to credit-related financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit. The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Therefore, the total commitment amounts do not necessarily represent future cash requirements.

At March 31, 2007, the we had outstanding commitments to make loans of $317,000. At December 31, 2006, the we had outstanding commitments to make loans of $576,000.

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

The table below sets forth, as of December 31, 2006, the latest date available, the estimated changes in our NPV and our net interest income that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	NPV			Net Portfolio Value as a Percentage of Present Value of Assets
Change In Interest Rates (Basis Points)	Estimated NPV	Amount of Change	Percentage Change	NPV Ratio	Change in Basis Points
(dollars in thousands)
+300	$20,038	$(6,671)	-25%	28.31%	-571	bp
+200	22,306	(4,403)	-16	30.41	-361
+100	24,579	(2,130)	-8	32.35	-162
Unchanged	26,709	—	—	34.02	—
-100	28,446	1,737	+7	35.24	+122
-200	29,849	3,141	+12	36.11	+209

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

There have been no changes in the Company’s internal controls during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders of the Company during the first quarter of 2007.

Item 5. Other Information.

None

Item 6. Exhibits.

The exhibits filed as part of this Form 10-QSB are listed in the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2007	MUTUAL FEDERAL BANCORP, INC.

	By:	/s/Stephen M. Oksas
Stephen M. Oksas
President and Chief Executive Officer

Date: May 11, 2007
	By:	/s/John L. Garlanger
John L. Garlanger
Chief Financial Officer

EXHIBIT INDEX

3.2	Bylaws of Mutual Federal Bancorp, Inc., as amended
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.