Form 10QSB
period 2007-06-30
Mutual Federal Bancorp, Inc.
filed 2007-08-14
CIK 1344802

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(mark one)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

or

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒No ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of August 10, 2007
Common Stock, $0.01 par value	3,606,323

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

MUTUAL FEDERAL BANCORP, INC.

FORM 10-QSB

For the quarterly period ended June 30, 2007

PART I. – FINANCIAL INFORMATION

Item 1.     Financial Statements

The minority stock offering of Mutual Federal Bancorp, Inc. (the “Company”) was completed on April 4, 2006, and the Company became the owner of 100% of the capital stock of Mutual Federal Savings and Loan Association of Chicago (the “Bank”).  At June 30, 2007, the information presented in this report for the Company is fully consolidated with the Bank.  Operating results prior to April 4, 2006, reflect operations of the Bank.

MUTUAL FEDERAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)
(Dollar amounts in thousands except share data)

	June 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$1,947	$2,268
Securities available-for-sale	17,382	19,559
Loans, net of allowance for loan losses of $250 at June 30, 2007; $240 at December 31, 2006	52,944	51,924
Real estate owned acquired through foreclosure	222	—
Federal Home Loan Bank stock, at cost	610	500
Premises and equipment, net	268	289
Accrued interest receivable	335	339
Other assets	313	184
Total assets	$74,021	$75,063
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Non-interest-bearing deposits	$736	$728
Interest-bearing deposits	41,398	42,580
Total deposits	42,134	43,308
Advance payments by borrowers for taxes and insurance	455	401
Advances from the Federal Home Loan Bank	2,500	2,000
Accrued interest payable and other liabilities	1,449	1,055
Common stock in ESOP subject to contingent repurchase obligation	99	66
Total liabilities	46,637	46,830
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized at June 30, 2007 and December 31, 2006	—	—
Common stock, $0.01 par value, 12,000,000 shares authorized, 3,636,875 shares issued	36	36
Additional paid-in capital	9,605	10,175
Treasury stock, at cost, 30,552 shares at June 30, 2007	(404)	—
Retained earnings	18,977	18,782
Reclassification of ESOP shares, 7,501 shares at June 30, 2007, and 4,537 shares at December 31, 2006	(99)	(66)
Unearned ESOP	(798)	(827)
Accumulated other comprehensive income	67	133
Total stockholder’s equity	27,384	28,233
Total liabilities and stockholder’s equity	$74,021	$75,063

See accompanying notes to unaudited consolidated financial statements.

MUTUAL FEDERAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(unaudited)
(Dollar amounts in thousands except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest and dividend income
Loans, including fees	$859	$717	$1,712	$1,371
Securities	214	246	435	476
Interest earning deposits	8	28	17	40
Federal Home Loan Bank stock dividends	3	4	7	8
Total interest and dividend income	1,084	995	2,171	1,895
Interest expense
Deposits	293	253	585	496
Advances from Federal Home Loan Bank	31	—	60	27
	324	253	645	523
Net interest income	760	742	1,526	1,372
Provision for loan losses	—	15	10	40
Net interest income after provision for loan losses	760	727	1,516	1,332
Non-interest income
Other income	13	8	22	16
Total non-interest income	13	8	22	16
Non-interest expense
Compensation and benefits	325	285	670	532
Occupancy and equipment	39	45	82	87
Data processing	27	23	55	47
Professional fees	131	94	261	156
Other expense	76	73	145	142
Total non-interest expense	598	520	1,213	964
Income before income taxes	175	215	325	384
Income tax expense	65	78	130	140
Net income	$110	$137	$195	$244
Earnings per share (basic and diluted)	$0.03	$0.04	$0.05	$0.04
Total comprehensive income	$35	$19	$129	$27

See accompanying notes to unaudited consolidated financial statements.

MUTUAL FEDERAL  BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(Dollar amounts in thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Amount Reclassified on ESOP Shares	Unearned ESOP	Accumulated Other Comprehensive Income/(Loss)	Total
Balance at January 1, 2006	$1	$—	$—	$18,252	$—	$—	$83	$18,336
Comprehensive income:
Net income	—	—	—	244	—	—	—	244
Change in net unrealized gain (loss) on securities available-for-sale, net of taxes and reclassification adjustments	—	—	—	—	—	—	(217)	(217)
Total comprehensive income								27
Proceeds from sale of common stock	35	10,157	—	—	—	(873)	—	9,319
ESOP shares committed to be released	—	1	—	—	—	15	—	16
Balance at June 30, 2006	$36	$10,158	$—	$18,496	$—	$(858)	$(134)	$27,698
Balance at January 1, 2007	$36	$10,175	$—	$18,782	$(66)	$(827)	$133	$28,233
Comprehensive income:
Net income	—	—	—	195	—	—	—	195
Change in net unrealized gain (loss) on securities available-for-sale, net of taxes and reclassification adjustments	—	—	—	—	—	—	(66)	(66)
Total comprehensive income								129
Treasury stock purchases, 83,300 shares at cost	—	—	(1,103)	—	—	—	—	(1,103)
MRP share grants, 52,748 shares at cost		(699)	699					—
MRP shares earned	—	70	—	—	—	—	—	70
Stock option shares earned	—	48	—	—	—	—	—	48
Adjustment to fair value of common stock in ESOP subject to contingent repurchase obligation of ESOP shares	—	—		—	(33)	—	—	(33)
ESOP shares committed to be released	—	11	—	—	—	29	—	40
Balance at June 30, 2007	$36	$9,605	$(404)	$18,977	$(99)	$(798)	$67	$27,384

See accompanying notes to unaudited consolidated financial statements.

MUTUAL FEDERAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities
Net income	$195	$244
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	10	40
Depreciation	30	29
Net amortization of securities	15	32
Dividends reinvested on securities	(59)	(50)
ESOP expense	40	16
MRP expense	70	-
Option expense	48	-
Increase in accrued interest receivable and other assets	(125)	(227)
Increase in accrued interest payable and other liabilities	435	91
Net cash provided by operating activities	659	175
Cash flows from investing activities
Activity in securities available-for-sale:
Proceeds from maturities, calls, and principal repayments	2,114	2,933
Purchases	-	(2,000)
Purchase of FHLB stock	(110)	-
Loan originations and payments, net	(1,252)	(8,233)
Additions to premises and equipment	(9)	(11)
Net cash provided by (used in) investing activities	743	(7,311)
Cash flows from financing activities
Net decrease in deposits	(1,174)	(236)
Net increase in advance payments by borrowers for taxes and insurance	54	76
Advances from FHLB	1,000	4,000
Repayment of FHLB advances	(500)	(4,000)
Purchases of treasury stock	(1,103)	-
Net proceeds of minority common stock offering	-	9,319
Net cash (used in)provided by financing activities	(1,723)	9,159
Net (decrease) increase in cash and cash equivalents	(321)	2,023
Cash and cash equivalents at beginning of period	2,268	1,250
Cash and cash equivalents at end of period	$1,947	$3,273
Supplemental disclosure of cash flow information
Loan transferred to real estate owned	$222	$-
Cash paid during the year for:
Interest	$619	$517
Income taxes	25	50

See accompanying notes to unaudited consolidated financial statements.

MUTUAL FEDERAL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments consisting of normal recurring accruals necessary for a fair presentation have been included.  The results of operations and other data for the six months ended June 30, 2007, are not necessarily indicative of results that may be expected for the entire fiscal year ended December 31, 2007.

The consolidated financial statements include Mutual Federal Bancorp, Inc. (the “Company”), and its wholly owned subsidiary Mutual Federal Savings and Loan Association of Chicago and its wholly owned subsidiary, EMEFES Service Corporation, together referred to as “the Bank.”  Intercompany transactions and balances are eliminated in consolidation.  As of June 30, 2007, Mutual Federal Bancorp, MHC (the “MHC”) was the majority (70%) stockholder of the Company.  The MHC is owned by the depositors of the Bank.  The financial statements included in this Form 10-QSB do not include the transactions and balances of the MHC.  EMEFES Service Corporation is an insurance agency that sells insurance products to the Bank’s customers.  The insurance products are underwritten and provided by a third party.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets and of tangible capital to average assets.  As of June 30, 2007, the Bank met the capital adequacy requirements to which it is subject.  The Bank’s tangible equity ratio at June 30, 2007,

MUTUAL FEDERAL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

was 31.98%.  The Tier 1 capital ratio was 31.98% and the Tier 1 risk-based capital ratio was 56.55%, and the total risk-based capital ratio was 57.65%.

The most recent notification from the federal banking agencies categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios.  There are no conditions or events since that notification that have changed the Bank’s category.

Note 3 – Commitments

At June 30, 2007, the Bank had outstanding commitments to make loans of $243,000.  At December 31, 2006, the Bank had outstanding commitments to make loans of $576,000.

Note 4 – Recent Accounting Pronouncements

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

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109,” on January 1, 2007.  See Note 8 – Income Taxes – Adoption of FIN 48, for additional information.

Note 5 – Employee Stock Ownership Plan

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

As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares and the shares become outstanding for earnings-per-share (“EPS”)

MUTUAL FEDERAL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

computations.  Upon termination of their employment, participants in the ESOP who elect to receive their benefit distributions in the form of Company common stock may require the Company to purchase the common stock distributed at fair value.  This contingent repurchase obligation is reflected in the Company’s financial statements as “Common stock in ESOP subject to contingent repurchase obligation” and reduces stockholders’ equity by an amount that represents the market value of all the Company’s common stock held by the ESOP and allocated to participants, without regard to whether it is likely that the shares would be distributed or that the recipients of the shares would be likely to exercise their right to require the Company to purchase the shares.  At June 30, 2007 there were 7,501 ESOP shares allocated or committed to be allocated.

Note 6 – Stock Based Compensation

On January 16, 2007, the Company awarded 52,748 shares of common stock, with a fair value of $14.41 per share, to the Company’s officers and directors under its 2006 Management Recognition and Retention Plan.  The Company also awarded 131,871 options to purchase the Company’s common stock at a strike price of $14.41 per share, to the Company’s officers and directors under its 2006 Stock Option Plan.  The awards vest over a five year period.  Total compensation cost that has been charged against income for those plans for the three months and the six months ended June 30, 2007, was $64,000 and $118,000, respectively.  The total income tax benefit was $19,000 and $35,000 for the same periods.

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

A summary of the activity in the stock option plan for 2007 follows:

MUTUAL FEDERAL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning of year	—	$—	—	$—
Granted	131,871	14.41	10.0	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at June 30, 2007	131,871	$14.41	9.5	$—
Exercisable at June 30, 2007	—	$—	—	$—

Information related to the stock option plan during 2007 follows:

Intrinsic value of options exercised	$—
Cash received from option exercises	—
Tax benefit realized from option exercises	—
Weighted average fair value of options granted	$3.96

As of June 30, 2007, there was $474,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plan.  The cost is expected to be recognized over a weighted-average remaining period of 4.5 years.

Stock Award Plan

A Management Recognition and Retention Plan (“MRP”) provides for the issuance of shares to directors and officers.  Compensation expense is recognized over the vesting period of the shares based on the market value of the shares at issue date.  Total shares issuable under the plan are 71,282 at June 30, 2007.

A summary of changes in the Company’s non-vested shares for the year follows:

	Shares	Weighted Average Grant Price	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value
Non-vested at January 1, 2007	—	$—	$—	$—
Granted	52,748	14.41	760,000	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Non-vested at June 30, 2007	52,748	$14.41	$760,000	$—

As of June 30, 2007, there was $690,000 of total unrecognized compensation cost related to non-vested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average remaining period of 4.5 years.

MUTUAL FEDERAL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

Note 7 – Earnings Per Share

    Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  Basic and fully diluted weighted average shares outstanding for the three months and the six months ended June 30, 2007, are 3,551,109 and 3,552,978, respectively.  During the three months and the six months ended June 30, 2007, the average fair value of the Company’s common stock was less than $14.41 and the stock option and stock grant awards had no dilutive effect on earnings per share. Earnings per share prior to the minority stock issuance on April 4, 2006, is no longer meaningful.  Earnings per share for the three months and six months ended June 30, 2006, includes net income for the period from April 4, 2006 through June 30, 2006.

The factors used in the earnings per share computation for the three months and the six months ended June 30, 2007, and 2006 follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Basic
Net income	$110	$137	$195	$137

Weighted average common shares outstanding	3,631,634	3,636,875	3,634,244	3,636,875
Less: average unallocated ESOP shares	(80,525)	(86,529)	(81,266)	(86,529)

Average shares	3,551,109	3,550,346	3,552,978	3,550,346

Basic earnings per common share	$0.03	$0.04	$0.05	$0.04

Diluted
Net Income	$110	$137	$195	$137

Weighted average common shares outstanding for basic earnings per common share	3,551,109	3,550,346	3,552,978	3,550,346
Add: dilutive effects of assumed exercises of stock options	—	—	—	—

Average shares and dilutive potential common shares	3,551,109	3,550,346	3,552,978	3,550,346

Diluted earnings per common share	$0.03	$0.04	$0.05	$0.04

MUTUAL FEDERAL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

Note 8 – Income Taxes - Adoption of FIN 48

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

Forward-Looking Information

This report contains forward-looking statements, which can be identified by the use of such words as estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions.  These forward-looking statements include statements of our goals, intentions and expectations; statements regarding our business plans and prospects and growth and operating strategies; statements regarding the asset quality of our loan and investment portfolios; and estimates of our risks and future costs and benefits.  These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events:

•	significantly increased competition among depository and other financial institutions;

•	our ability to enter new markets successfully and take advantage of growth opportunities;

•	our ability to successfully implement our business plan;

•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	general economic conditions, either nationally or in our market area, that are worse than expected;

•	adverse changes in the securities markets;

•	any unexpected deterioration in asset quality due to adverse changes in the residential real estate market;

•	legislative or regulatory changes that adversely affect our business;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board and the PCAOB; and

•	changes in our organization, compensation and benefit plans.

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

Comparison of Financial Condition at June 30, 2007 and December 31, 2006

Our total assets decreased by $1.0 million, or 1.4%, to $74.0 million at June 30, 2007, from $75.1 million at December 31, 2006.  Loans receivable increased $1.0 million, or 2.0%, to $52.9 million at June 30, 2007, from $51.9 million at December 31, 2006, reflecting an increase of $654,000, or 2.0%, in one-to-four family residential mortgage loans and an increase of $357,000, or 1.9%, in multi-family residential mortgage loans during the period.  Real estate owned, acquired through foreclosure, $222,000 at June 30, 2007, includes one property acquired late in June 2007.

Total deposits decreased $1.2 million, or 2.7%, to $42.1 million at June 30, 2007, from $43.3 million at December 31, 2006.  Stockholders’ Equity decreased $849,000, to $27.4 million at June 30, 2007, from $28.2 million at December 31, 2006.  The decrease reflects $1.1 million in repurchases of the Company’s common stock, partially offset by net income of $195,000 for the six months ended June 30, 2007, a $66,000 decrease in accumulated other comprehensive income from unrealized gains and losses on securities available-for-sale, and a $125,000 increase from recognition of stock benefits earned under the Company’s Employee Stock Ownership Plan, Management Recognition and Retention Plan, and Stock Option Plan.  Treasury stock in the amount of $699,000 was transferred to additional paid-in capital to fund stock awards granted under the Management Recognition and Retention Plan.

Comparison of Operating Results for the Three Months Ended June 30, 2007 and 2006

General.  Net income decreased $27,000, or 19.7%, to $110,000 for the three months ended June 30, 2007, from $137,000 for the three months ended June 30, 2006.  The primary reasons for the decrease were a $40,000 increase in compensation and benefits and a $37,000 increase in professional fees, partially offset by an increase in net interest income of $18,000 and a $15,000 decrease in the provision for loan losses.  Return on average assets was 0.59% for the three months ended June 30, 2007, compared to 0.75% for the same period last year, and return on equity was 1.56%  and  1.99%, respectively, for these two periods.

Interest Income.  Interest and dividend income increased $89,000, or 8.9%, to $1.1 million for the three months ended June 30, 2007, compared to $995,000 for the three months ended June 30, 2006.  The increase resulted from a $1.6 million, or 2.3%, increase in the average balance of interest-earning assets, to $72.5 million in the second quarter of 2007, compared to $70.9 million in the second quarter of 2006, and an increase of 36 basis points in the average yield on interest earning assets, to 5.98% in 2007, from 5.62% in 2006.

Interest income and fees from loans receivable increased $142,000, or 19.8%, to $859,000 for the three months ended June 30, 2007, from $717,000 for the three months ended June 30, 2006.  The increase resulted from a $9.1 million, or 20.4%, increase in the average balance of loans receivable, to $53.6 million in the second quarter of 2007, compared to $44.5 million in the second quarter of 2006,  offset slightly by a three basis point decrease in the average yield on loans receivable, to 6.41% in 2007, compared to 6.44% in 2006.

Interest and dividend income from securities, interest-earning deposits, and FHLB stock decreased $53,000, or 19.1%, to $225,000 for the three months ended June 30, 2007, from $278,000 for the three months ended June 30, 2006.  The primary reason for the decrease was the decrease in average balances of these assets of $7.5 million, or 28.4%, to $18.9 million in 2007, from $26.3 million in 2006, partially offset by a 55 basis point increase in average yield to 4.77% in 2007, compared to 4.22% in 2006.

Interest Expense.  Interest expense increased $71,000, or 28.1%, to $324,000 for the three months ended June 30, 2007, from $253,000 for the three months ended June 30, 2006.  The increase in interest expense was due primarily to an increase in rates paid on deposits.  The average rate paid on deposits increased 43 basis points, to 2.78% for the quarter ended June 30, 2007, from 2.35% for the quarter ended June 30, 2006.  Interest expense on certificates of deposit increased $40,000, or 20.9%, to $231,000 in 2007, from $191,000 in 2006, and the average rate paid on certificates increased 57 basis points, to 4.22% in 2007, from 3.65% in 2006.

Interest expense on FHLB advances was $31,000 for the three months ended June 30, 2007.  The Company had no advances outstanding during the three months ended June 30, 2006.  The average rate paid on FHLB advances for the three months ended June 30, 2007, was 5.4%.

Net Interest Income.  Net interest income increased $18,000, or 2.4%, to $760,000 for the three months ended June 30, 2007, from $742,000 for the same quarter last year.  Our net interest margin increased one basis point, to 4.20% in 2007, from 4.19% in 2006.  The average yield on interest-earning assets increased 36 basis points, to 5.98% in 2007, from 5.62% in 2006, and was augmented by an increase of $1.6 million, or 2.3%, in the average balance of interest-earning assets, with interest income increasing by $89,000.  The average rate paid on interest-bearing liabilities increased 57 basis points, to 2.92% in 2007, from 2.35% in 2006, and the average balance of interest-bearing liabilities increased $1.4 million, or 3.3%, with interest expense increasing by $71,000.  The interest rate spread between interest earning assets and interest bearing liabilities decreased 21 basis points, to 3.06% in 2007, from 3.27% in 2006.

Provision for Loan Losses.  Based on its quarterly evaluation of the level of the allowance for loan losses necessary to absorb probable incurred losses at June 30, 2007, management did not change the allowance from the $250,000 set at March 31, 2007.  Management considers changes in delinquencies, changes in the composition and volume of loans, historical loan loss experience, general economic and real estate market conditions, as well as peer group data, when determining the level of the allowance for loan losses.

During the three months ended June 30, 2007, non-performing (non-accrual) loans increased to $591,000, from $401,000 at March 31, 2007.  Loans delinquent 60-89 days increased to $450,000, from $148,000 at March 31, 2007.  The loan portfolio decreased $619,000, or 1.2%, to $52.9 million at June 30, 2007, from $53.6 million at March 31, 2007.  During this period one- to four-family residential mortgage loans decreased $340,000, or 1.0%, and multi-family residential mortgage loans decreased $264,000, or 1.4%.

During the three months ended June 30, 2007, the Company acquired a property through foreclosure of a delinquent, multi-family residential loan.  The property was sold in late June at a price sufficient to cover principal, interest and foreclosure costs and is expected to close in the third quarter of 2007.  The property is carried at cost as of June 30, 2007.  In addition, at June 30, 2007 the Company identified a potential problem with a $453,000 single-family mortgage loan, which the Company added to its watch list.  Currently, the Company does not believe there will be any loss associated with this credit, but management is monitoring the situation closely.

After reviewing these and other factors, management determined that it was not necessary to increase the allowance for loan losses at June 30, 2007.  At June 30, 2007, the allowance for loan losses was $250,000, or 0.47% of loans receivable, compared 0.46% of loans receivable at March 31, 2007.  In a similar evaluation of the allowance for loan losses at June 30, 2006, management determined that there was a need to provide an additional $15,000 to the allowance for loan losses for the three months then ended.

Non-interest Income.  Non-interest income increased $5,000, to $13,000 for the three months ended June 30, 2007, compared to $8,000 for the three months ended June 30, 2006, primarily due to increases in late charges on delinquent loans.

Non-interest Expense.  Non-interest expense increased $78,000, or 15.0%, to $598,000 for the three months ended June 30, 2007, from $520,000 for the same quarter last year.  Compensation and employee benefits increased $40,000, or 14.0%, to $325,000 in 2007, from $285,000 in 2006.  The cost of newly instituted stock benefit plans increased benefits expense by approximately $64,000.  Occupancy costs decreased $6,000, or 13.3%, to $39,000 for the three months ended June 30, 2007, from $45,000 for the same period in 2006.  Data processing fees increased $4,000, or 17.4%, to $27,000, in 2007, from $23,000 in 2006.  Professional fees, including legal, accounting and consulting fees, increased $37,000, or 39.4%, to $131,000 in 2007, from $94,000 in 2006.  The increase was due primarily to increased costs associated with administration of stock benefit plans, SEC reporting compliance, and other changes resulting from being a new public company.  Miscellaneous expenses increased $3,000, or 4.1%, to $76,000 in 2007, from $73,000 in 2006.

The Bank’s ratio of non-interest expense to average assets increased to 3.21% for the three months ended June 30, 2007, from 2.85% for the same period in 2006, and its efficiency ratio was 77.4% in 2007, compared to 69.3% in 2006.

Income Tax Expense.  The provision for income taxes decreased $13,000, to $65,000 for the three months ended June 30, 2007, from $78,000 for the same period in 2006, reflecting primarily the reduction in pre-tax net income.  The effective tax rate for the quarter ended June 30, 2007, was 37.1%, compared to 36.3% for this quarter last year.  The increase in the effective tax rate was due primarily to non-deductible costs associated with newly implemented stock benefit plans.

Average Balance Sheet

The following table sets forth average balance sheets, average yields and costs, and certain other information for the three months ended June 30, 2007 and 2006.  No tax-equivalent yield adjustments were made, as their effects were not material.  All average balances are based on an average of daily balances.  Non-accrual loans are included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.  The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Three Months Ended June 30,
	2007			2006
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
Interest-earning assets:
Loans	$53,605	$859	6.41%	$44,525	$717	6.44%
Securities available for sale	17,743	214	4.82	23,528	246	4.18
Interest-earning deposits	521	8	6.14	2,318	28	4.83
Federal Home Loan Bank Stock	598	3	2.01	500	4	3.20
Total interest-earning assets	72,467	$1,084	5.98%	70,871	$995	5.62%
Non-interest-earning assets	2,149			2,080
Total assets	$74,616			$72,951
Interest-Bearing Liabilities:(1)
Savings deposits	$20,278	$62	1.22%	$22,128	$62	1.12%
Certificates of deposit	21,881	231	4.22	20,913	191	3.65
Total interest-bearing deposits	42,159	293	2.78	43,041	253	2.35
Federal Home Loan Bank advances	2,296	31	5.40	—	—	—
Total interest-bearing liabilities	44,455	324	2.92%	43,041	253	2.35%
Non-interest-bearing liabilities	1,945			2,401
Total liabilities	46,400			45,442
Stockholders’ equity	28,216			27,509
Total liabilities and stockholders’ equity	$74,616			$72,951
Net interest income		$760			$742
Net interest rate spread(2)			3.06%			3.27%
Net interest-earning assets(3)	$28,012			$27,830
Net interest margin(4)			4.20%			4.19%
Ratio of interest-earning assets to interest-bearing liabilities			163.01%			164.66%

(1)	Non-interest-bearing checking deposits are included in non-interest-bearing liabilities.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Six Months Ended June 30, 2007 and 2006

General.  Net income decreased $49,000, or 20.1%, to $195,000 for the six months ended June 30, 2007, from $244,000 for the six months ended June 30, 2006.  The primary reasons for the decrease were a $138,000 increase in compensation and employee benefits, and a $105,000 increase in professional fees, partially offset by an increase in net interest income of $154,000, and a decrease in the provision for loan losses of $30,000.  Return on average assets was 0.52% for the six months ended June 30, 2007, compared to 0.68% for the same period last year, and return on equity was 2.76%  and  4.25%, respectively, for these two periods.

Interest Income.  Interest and dividend income increased $276,000, or 14.6%, to $2.2 million for the six months ended June 30, 2007, compared to $1.9 million for the six months ended June 30, 2006.  The increase resulted from a $4.4 million, or 6.4%, increase in the average balance of interest-earning assets, to $72.7 million in the first half of 2007, compared to $68.4 million in the first half of 2006, and an increase of 43 basis points in the average yield on interest earning assets, to 5.97% in 2007, from 5.54% in 2006.

Interest income and fees from loans receivable increased $341,000, or 24.9%, to $1.7 million for the six months ended June 30, 2007, from $1.4 million for the six months ended June 30, 2006.  The increase resulted from a $10.5 million, or 24.7%, increase in the average balance of loans receivable, to

$53.1 million in the first half of 2007, compared to $42.6 million in the first half of 2006. The average yield on loans receivable increased one basis point, to 6.44% in 2007, from 6.43% in 2006.

Interest and dividend income from securities, interest-earning deposits, and FHLB stock decreased $65,000, or 12.4%, to $459,000 for the six months ended June 30, 2007, from $524,000 for the six months ended June 30, 2006.  The primary reason for the decrease was the decrease in average balances of  securities and interest-earning deposits of $6.2 million, or 23.9%, to $19.6 million in 2007, from $25.8 million in 2006, partially offset by a 61 basis point increase in the average yield, to 4.68% in 2007, from 4.07% in 2006.

Interest Expense.  Interest expense increased $122,000, or 23.3%, to $645,000 for the six months ended June 30, 2007, from $523,000 for the six months ended June 30, 2006.  The increase in interest expense was primarily due to an increase in rates paid on deposits and borrowings.  The average rate paid on deposits increased 55 basis points, to 2.76% for the first half of 2007, from 2.21% for the first half of 2006.  Interest expense on certificates of deposit increased $102,000, or 28.4%, to $461,000 in 2007, from $359,000 in 2006, and the average rate paid on certificates increased 77 basis points, to 4.16% in 2007, from 3.39% in 2006.  The increase in rates was partially offset by a decrease in the average balance of deposits of $2.5 million, or 5.5%, to $42.4 million in 2007, from $44.9 million in 2006.

Interest expense on advances from the FHLB increased $33,000, or 122.2%, to $60,000 in 2007, from $27,000 in 2006.  The increase was due to both an increase in the average balance of advances, to $2.2 million in 2007, from $1.1 million in 2006, and to a 65 basis point increase in the average rate paid on advances, to 5.36% in 2007, from 4.71% in 2006.  The overall average cost of funds increased 62 basis points, to 2.89% in 2007, from 2.27% in 2006.

Net Interest Income.  Net interest income increased $154,000, or 11.2%, to $1.5 million for the six months ended June 30, 2007, from $1.4 million for the same period last year.  Our net interest margin increased 19 basis points, to 4.20% in 2007, from 4.01% in 2006.  The average yield on interest-earning assets increased 43 basis points, to 5.97% in 2007, from 5.54% in 2006, and was augmented by an increase of $4.4 million, or 6.4%, in the average balance of interest-earning assets, with interest income increasing by $276,000.  The average rate paid on interest-bearing liabilities also increased, to 2.89% in 2007, from 2.27% in 2006, but the average balance of interest-bearing liabilities decreased $1.4 million, or 3.0%.  The interest rate spread between interest earning assets and interest bearing liabilities decreased 19 basis points, to 3.08% in 2007, from 3.27% in 2006.

Provision for Loan Losses.  During the six months ended June 30, 2007, management increased the general loan loss allowance by $10,000, with a charge to operations, based on its quarterly evaluation of the level of the allowance necessary to absorb probable incurred loan losses at June 30, 2007.  Management considers changes in delinquencies, changes in the composition and volume of loans, historical loan loss experience, general economic and real estate market conditions, as well as peer group data, when determining the level on the allowance for loan losses.

During the six months ended June 30, 2007, non-performing (non-accrual) loans increased to $591,000, from $443,000 at December 31, 2006.  Loans delinquent 60-89 days increased to $450,000, from $385,000 at December 31, 2006.  The loan portfolio increased $1.0 million, or 2.0%, to $52.9 million at June 30, 2007, from $51.9 million at December 31, 2006.  During this period one- to four-family residential mortgage loans increased $654,000, or 2.0%, and multi-family residential mortgage loans increased $357,000, or 1.9%.

During the six months ended June 30, 2007, the Company acquired a property through foreclosure of a delinquent, multi-family residential loan.  The property was sold in late June at a price sufficient to cover principal, interest and foreclosure costs and is expected to close in the third quarter of 2007.  The property is carried at cost as of June 30, 2007.  In addition, at June 30, 2007 the Company identified a potential problem with a $453,000 single-family mortgage loan, which the Company added to its watch list.  Currently, the Company does not believe there will be any loss associated with this credit, but management is monitoring the situation closely.

After reviewing these and other factors, management determined that it was necessary to increase the allowance for loan losses by $10,000.  At June 30, 2007, the allowance for loan losses was $250,000, or 0.47% of loans receivable, compared to $240,000, or 0.46% of loans receivable at December 31, 2006.  In a similar evaluation of the allowance for loan losses at June 30, 2006, management determined that there was a need to provide an additional $40,000 to the allowance for loan losses.

Non-interest Income.  Non-interest income increased $6,000, to $22,000 for the six month period ended June 30, 2007, compared to $16,000 for the six months ended June 30, 2006, primarily due to increases in late charges on delinquent loans.

Non-interest Expense.  Non-interest expense increased $249,000, or 25.8%, to $1.2 million for the six months ended June 30, 2007, from $964,000 for the same period last year.  Compensation and employee benefits increased $138,000, or 25.9%, to $670,000 in 2007, from $532,000 in 2006.  The cost of newly instituted stock benefit plans increased benefits expense by approximately $118,000.  Occupancy costs decreased $5,000, or 5.8%, to $82,000 for the six months ended June 30, 2007, from $87,000 for the same period last year.  Data processing fees increased $8,000, or 17.0%, to $55,000 in 2007, from $47,000 in 2006.  Professional fees, including legal, accounting and consulting fees, increased $105,000, or 67.3%, to $261,000 in 2007, from $156,000 in 2006.  The increase was due primarily to increased costs associated with administration of stock benefit plans, SEC reporting compliance, and other changes resulting from being a new public company.  Miscellaneous expenses increased $3,000, or 2.1%, to $145,000 in 2007, from $142,000 in 2006.

The Bank’s ratio of non-interest expense to average assets increased to 3.24% for the six months ended June 30, 2007, from 2.70% for the same period last year, and its efficiency ratio was 78.4% in 2007, compared to 69.5% in 2006.

Income Tax Expense.  The provision for income taxes decreased $10,000, to $130,000 for the six months ended June 30, 2007, from $140,000 for the same period last year, reflecting primarily the reduction in pre-tax net income.  The effective tax rate for the six months ended June 30, 2007, was 40.0%, compared to 36.5% for this period last year.  The increase in the effective tax rate was due primarily to non-deductible costs associated with newly implemented stock benefit plans.

Average Balance Sheet

The following table sets forth average balance sheets, average yields and costs, and certain other information for the six months ended June 30, 2007 and 2006.  No tax-equivalent yield adjustments were made, as their effects were not material.  All average balances are based on an average of daily balances.  Non-accrual loans are included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.  The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Six Months Ended June 30,
	2007			2006
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
Interest-earning assets:
Loans	$53,144	$1,712	6.44%	$42,621	$1,371	6.43%
Securities available for sale	18,417	435	4.72	23,452	476	4.06
Interest-earning deposits	637	17	5.34	1,805	40	4.43
Federal Home Loan Bank Stock	549	7	2.55	500	8	3.20
Total interest-earning assets	72,747	$2,171	5.97%	68,378	$1,895	5.54%
Non-interest-earning assets	2,192			2,972
Total assets	$74,939			$71,350
Interest-Bearing Liabilities:(1)
Savings deposits	$20,291	$124	1.22%	$23,778	$137	1.15%
Certificates of deposit	22,148	461	4.16	21,149	359	3.39
Total interest-bearing deposits	42,439	585	2.76	44,927	496	2.21
Federal Home Loan Bank advances	2,240	60	5.36	1,146	27	4.71
Total interest-bearing liabilities	44,679	645	2.89%	46,073	523	2.27%
Non-interest-bearing liabilities	2,004			2,324
Total liabilities	46,683			48,397
Stockholders’ equity	28,256			22,953
Total liabilities and stockholders’ equity	$74,939			$71,350
Net interest income		$1,526			$1,372
Net interest rate spread(2)			3.08%			3.27%
Net interest-earning assets(3)	$28,068			$22,035
Net interest margin(4)			4.20%			4.01%
Ratio of interest-earning assets to interest-bearing liabilities			162.82%			148.41%

(1)	Non-interest-bearing checking deposits are included in non-interest-bearing liabilities.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At June 30, 2007, $1.9 million of our assets were invested in cash and cash equivalents.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities and increases in deposit accounts.  Our cash flows are derived from operating activities, investing activities and financing activities as reported in our consolidated statements of cash flows.

Our primary investing activities are the origination of loans and the purchase of investment securities.  During the six months ended June 30, 2007, our loan originations, net of collected principal, totaled $1.3 million.  During the six months ended June 30, 2006, net loan originations totaled $8.2 million.  The decrease in net originations was due to both reduced demand for one-to-four family loans, because of higher mortgage interest rates, and to our decision to reduce the amount of new multi-family loans in our portfolio. We did not sell any loans during the first-half of 2007 or 2006.  Cash received from calls and maturities of securities totaled $2.1 million and $2.9 million for the six months ended June 30, 2007 and 2006, respectively.  We  purchased $2.0 million in securities during the six months ended June 30, 2006, but none during the six months ended June 30, 2007.

Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by us and by local competitors, and other factors.  There was a net decrease in total deposits of $1.2 million for the six months ended June 30, 2007, and a net decrease of $236,000 in 2006.  The decrease in deposits during the first six months of 2007 was due to increased, rate-based competition in our market area.  We also faced competition from a much improved stock market.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provide an additional source of funds.  During the six months ended June 30, 2007, the Bank borrowed $1.0 million in advances from the Federal Home Loan Bank and repaid $500,000 of the advances prior to June 30, 2007.  During the six months ended June 30, 2006, the Bank borrowed and repaid $4.0 million in FHLB advances.  Our available borrowing limit at June 30, 2007, was $7.5 million.

At June 30, 2007, we had outstanding commitments to originate loans of $243,000.  At June 30, 2007, certificates of deposit scheduled to mature in less than one year totaled $20.1 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In the event we do not retain a significant portion of our maturing certificates of deposit, we will have to utilize other funding sources, such as Federal Home Loan Bank of Chicago advances, in order to maintain our level of assets.  Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents.  In addition, the cost of such deposits may be significantly higher if market interest rates are higher at the time of renewal.

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

At June 30, 2007 and December 31, 2006, the Bank had $243,000 and $576,000, respectively, of commitments to grant mortgage loans.

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

The table below sets forth, as of March 31, 2007, the latest date available, the estimated changes in our NPV and our net interest income that would result from the designated instantaneous changes in the U.S. Treasury yield curve.  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	NPV			Net Portfolio Value as a Percentage of Present Value of Assets
Change In Interest Rates (Basis Points)	Estimated NPV	Amount of Change	Percentage Change	NPV Ratio	Change in Basis Points
(dollars in thousands)
+300	$19,658	$(7,348)	-27%	27.75%	-656bp
+200	22,129	(4,877)	-18	30.12	-419
+100	24,630	(2,376)	-9	32.34	-196
Unchanged	27,006	—	—	34.30	—
-100	28,977	1,971	+7	35.81	+151
-200	30,671	3,665	+14	37.02	+272

The table above indicates that at March 31, 2007, in the event of a 200 basis point decrease in interest rates, we would experience a 14% increase in net portfolio value.  In the event of a 200 basis point increase in interest rates, we would experience an 18% decrease in net portfolio value.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(1)
4/1/07–4/30/07	—	—	—	—
5/1/07–5/31/07	—	—	—	181,844
6/1/07–6/30/07	83,300	$13.25	83,300	98,544

(1)
On May 21, 2007 the Company announced that its Board of Directors had approved a stock repurchase program that authorized the purchase of up to 5%, or 181,844 shares, of the Company’s then outstanding shares of common stock, from time to time in open market or privately negotiated transactions.  Unless terminated or amended earlier by the Board of Directors, the stock repurchase program will end when the Company has repurchased all 181,844 shares authorized for repurchase.

Item 3.                      Defaults Upon Senior Securities.

None

Item 4.                      Submission of Matters to a Vote of Security Holders.

At the annual meeting of stockholders of the Company held on May 9, 2007, the following matters were submitted to and approved by a vote of stockholders:

(1)           The election of three Class I directors for a three-year term expiring at the annual meeting of stockholders to be held in 2010:

Directors	Votes For	Votes Withheld
Amy P. Keane	3,498,956	19,164
Julie H. Oksas	3,498,956	19,164
Stephanie Simonaitis	3,482,981	35,139

The following persons continue to serve as directors of the Company after the 2007 annual meeting:

Stanley Balzekas III
Robert P. Kazan
Leonard F. Kosacz
Stephen M. Oksas

(2)           The ratification of the appointment of Crowe Chizek and Company LLC as the Company’s independent auditor for the fiscal year ending December 31, 2007:

Total votes for	3,501,025
Total votes against	17,070
Total votes abstaining	25

Item 5.                      Other Information.

            None

Item 6.                      Exhibits

            The exhibits filed as part of this Form 10-QSB are listed in the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUTUAL FEDERAL BANCORP, INC.

Date: August 14, 2007	By:	/s/ Stephen M. Oksas
Stephen M. Oksas
President and Chief Executive Officer

Date: August 14, 2007	By:	/s/ John L. Garlanger
John L. Garlanger
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.