Form 10QSB
period 2007-09-30
Mutual Federal Bancorp, Inc.
filed 2007-11-13
CIK 1344802

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(mark one)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

or

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of November 1, 2007
Common Stock, $0.01 par value	3,606,179

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

MUTUAL FEDERAL BANCORP, INC.

FORM 10-QSB

For the quarterly period ended September 30, 2007

i

PART I. – FINANCIAL INFORMATION

Item 1.      Financial Statements

  The minority stock offering of Mutual Federal Bancorp, Inc. (the “Company”) was completed on April 4, 2006, and the Company became the owner of 100% of the capital stock of Mutual Federal Savings and Loan Association of Chicago (the “Bank”).  At September 30, 2007, the information presented in this report for the Company is fully consolidated with the Bank.  Operating results prior to April 4, 2006, reflect operations of the Bank.

See accompanying notes to unaudited consolidated financial statements.

MUTUAL FEDERAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)
(Dollar amounts in thousands except share data)

	September 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$2,491	$2,268
Securities available-for-sale	16,876	19,559
Loans, net of allowance for loan losses of $250 at September 30, 2007; $240 at December 31, 2006	53,220	51,924
Federal Home Loan Bank stock, at cost	610	500
Premises and equipment, net	261	289
Accrued interest receivable	378	339
Other assets	320	184
Total assets	$74,156	$75,063
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Non-interest-bearing deposits	$322	$728
Interest-bearing deposits	40,515	42,580
Total deposits	40,837	43,308
Advance payments by borrowers for taxes and insurance	707	401
Advances from the Federal Home Loan Bank	3,000	2,000
Accrued interest payable and other liabilities	1,812	1,055
Common stock in ESOP subject to contingent repurchase obligation	102	66
Total liabilities	46,458	46,830
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized at September 30, 2007 and December 31, 2006	—	—
Common stock, $0.01 par value, 12,000,000 shares authorized, 3,636,875 shares issued	36	36
Additional paid-in capital	9,672	10,175
Treasury stock, at cost, 30,696 shares at September 30, 2007	(407)	—
Retained earnings	19,100	18,782
Reclassification of ESOP shares, 8,839 shares at September 30, 2007, and 4,537 shares at December 31, 2006	(102)	(66)
Unearned ESOP	(783)	(827)
Accumulated other comprehensive income	182	133
Total stockholders’ equity	27,698	28,233
Total liabilities and stockholders’ equity	$74,156	$75,063

See accompanying notes to unaudited consolidated financial statements.

MUTUAL FEDERAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (unaudited)
(Dollar amounts in thousands except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest and dividend income
Loans, including fees	$899	$770	$2,611	$2,141
Securities	208	242	643	718
Interest earning deposits	10	10	27	51
Federal Home Loan Bank stock dividends	5	4	12	11
Total interest and dividend income	1,122	1,026	3,293	2,921
Interest expense
Deposits	289	272	874	768
Advances from Federal Home Loan Bank	38	4	98	31
	327	276	972	799
Net interest income	795	750	2,321	2,122
Provision for loan losses	—	15	10	55
Net interest income after provision for loan losses	795	735	2,311	2,067
Non-interest income
Other income	13	8	35	24
Total non-interest income	13	8	35	24
Non-interest expense
Compensation and benefits	336	283	1,006	815
Occupancy and equipment	38	42	120	129
Data processing	26	32	81	79
Professional fees	125	62	386	218
Other expense	74	73	219	215
Total non-interest expense	599	492	1,812	1,456
Income before income taxes	209	251	534	635
Income tax expense	86	93	216	233
Net income	$123	$158	$318	$402
Earnings per share (basic and diluted)	$0.03	$0.04	$0.09	$0.08
Total comprehensive income	$238	$430	$367	$457

See accompanying notes to unaudited consolidated financial statements.

MUTUAL FEDERAL  BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(Dollar amounts in thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Amount Reclassified on ESOP Shares	Unearned ESOP	Accumulated Other Comprehensive Income/(Loss)	Total
Balance at January 1, 2006	$1	$—	$—	$18,252	$—	$—	$83	$18,336
Comprehensive income:
Net income	—	—	—	402	—	—	—	402
Change in net unrealized gain (loss) on securities available-for-sale, net of taxes and reclassification adjustments	—	—	—	—	—	—	55	55
Total comprehensive income								457
Proceeds from sale of common stock	35	10,169	—	—	—	(873)	—	9,331
ESOP shares committed to be released	—	3	—	—	—	31	—	34
Balance at September 30, 2006	$36	$10,172	$—	$18,654	$—	$(842)	$138	$28,158
Balance at January 1, 2007	$36	$10,175	$—	$18,782	$(66)	$(827)	$133	$28,233
Comprehensive income:
Net income	—	—	—	318	—	—	—	318
Change in net unrealized gain (loss) on securities available-for-sale, net of taxes and reclassification adjustments	—	—	—	—	—	—	49	49
Total comprehensive income								367
Treasury stock purchases, 83,444 shares at cost	—	—	(1,106)	—	—	—	—	(1,106)
MRP share grants, 52,748 shares at cost		(699)	699					—
MRP shares earned	—	108	—	—	—	—	—	108
Stock option shares earned	—	74	—	—	—	—	—	74
Adjustment to fair value of common stock in ESOP subject to contingent repurchase obligation of ESOP shares	—	—	—	—	(36)	—	—	(36)
ESOP shares committed to be released	—	14	—	—	—	44	—	58
Balance at September 30, 2007	$36	$9,672	$(407)	$19,100	$(102)	$(783)	$182	$27,698

See accompanying notes to unaudited consolidated financial statements.

MUTUAL FEDERAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities
Net income	$318	$402
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	10	55
Depreciation	44	44
Net amortization of securities	20	48
Dividends reinvested on securities	(89)	(78)
ESOP expense	58	34
MRP expense	108	—
Option expense	74	—
Increase in accrued interest receivable and other assets	(175)	(130)
Increase (decrease) in accrued interest payable and other liabilities	726	(1,191)
Net cash provided by (used in) operating activities	1,094	(816)
Cash flows from investing activities
Activity in securities available-for-sale:
Proceeds from maturities, calls, and principal repayments	2,832	4,531
Purchases	—	(2,000)
Purchase of FHLB stock	(110)	—
Loan originations and payments, net	(1,528)	(10,962)
Proceeds from sale of real estate owned, acquired through foreclosure	222	—
Additions to premises and equipment	(16)	(32)
Net cash provided by (used in) investing activities	1,400	(8,463)
Cash flows from financing activities
Net decrease in deposits	(2,471)	(423)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	306	(176)
Advances from FHLB	4,500	5,000
Repayment of FHLB advances	(3,500)	(4,000)
Purchases of treasury stock	(1,106)	—
Net proceeds of minority common stock offering	—	9,331
Net cash (used in) provided by financing activities	(2,271)	9,732
Net increase in cash and cash equivalents	223	453
Cash and cash equivalents at beginning of period	2,268	1,250
Cash and cash equivalents at end of period	$2,491	$1,703
Supplemental disclosure of cash flow information
Loan transferred to real estate owned	$222	$—
Cash paid during the year for:
Interest	$926	$790
Income taxes	81	119

See accompanying notes to unaudited consolidated financial statements.

MUTUAL FEDERAL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments consisting of normal recurring accruals necessary for a fair presentation have been included.  The results of operations and other data for the nine months ended September 30, 2007, are not necessarily indicative of results that may be expected for the entire fiscal year ended December 31, 2007.

The consolidated financial statements include Mutual Federal Bancorp, Inc. (the “Company”), and its wholly owned subsidiary Mutual Federal Savings and Loan Association of Chicago and its wholly owned subsidiary, EMEFES Service Corporation, together referred to as “the Bank.”  Intercompany transactions and balances are eliminated in consolidation.  As of September 30, 2007, Mutual Federal Bancorp, MHC (the “MHC”) was the majority (70%) stockholder of the Company.  The MHC is owned by the depositors of the Bank.  The financial statements included in this Form 10-QSB do not include the transactions and balances of the MHC.  EMEFES Service Corporation is an insurance agency that sells insurance products to the Bank’s customers.  The insurance products are underwritten and provided by a third party.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets and of tangible capital to average assets.  As of September 30, 2007, the Bank met the capital adequacy requirements to which it is subject.  The Bank’s tangible equity ratio at

MUTUAL FEDERAL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

September 30, 2007, was 32.34%.  The Tier 1 capital ratio was 32.34% and the Tier 1 risk-based capital ratio was 57.41%, and the total risk-based capital ratio was 58.48%.

The most recent notification from the federal banking agencies categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios.  There are no conditions or events since that notification that have changed the Bank’s category.

Note 3 – Commitments

At September 30, 2007, the Bank had outstanding commitments to make loans of $55,000.  At December 31, 2006, the Bank had outstanding commitments to make loans of $576,000.

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

As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares and the shares become outstanding for earnings-per-share (“EPS”)

MUTUAL FEDERAL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

computations.  Upon termination of their employment, participants in the ESOP who elect to receive their benefit distributions in the form of Company common stock may require the Company to purchase the common stock distributed at fair value.  This contingent repurchase obligation is reflected in the Company’s financial statements as “Common stock in ESOP subject to contingent repurchase obligation” and reduces stockholders’ equity by an amount that represents the market value of all the Company’s common stock held by the ESOP and allocated to participants, without regard to whether it is likely that the shares would be distributed or that the recipients of the shares would be likely to exercise their right to require the Company to purchase the shares.  At September 30, 2007 there were 8,839 ESOP shares allocated or committed to be allocated.

Note 6 – Stock Based Compensation

On January 16, 2007, the Company awarded 52,748 shares of common stock, with a fair value of $14.41 per share, to the Company’s officers and directors under its 2006 Management Recognition and Retention Plan.  The Company also awarded 131,871 options to purchase the Company’s common stock at a strike price of $14.41 per share, to the Company’s officers and directors under its 2006 Stock Option Plan.  The awards vest over a five year period.  Total compensation cost that has been charged against income for those plans for the three months and the nine months ended September 30, 2007, was $64,000 and $182,000, respectively.  The total income tax benefit was $19,000 and $53,000 for the same periods.

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

MUTUAL FEDERAL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

A summary of the activity in the stock option plan for 2007 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	—	$—	—	$—
Granted	131,871	14.41	10.0	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at September 30, 2007	131,871	$14.41	9.3	$—

Vested or expected to vest at September 30, 2007	131,871	$14.41	9.3	$—

Exercisable at September 30, 2007	—	$—	—	$—

Information related to the stock option plan during 2007 follows:

Intrinsic value of options exercised	$—
Cash received from option exercises	—
Tax benefit realized from option exercises	—
Weighted average fair value of options granted	$3.96

    As of September 30, 2007, there was $448,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plan.  The cost is expected to be recognized over a weighted-average remaining period of 4.3 years.

Stock Award Plan

A Management Recognition and Retention Plan (“MRP”) provides for the issuance of shares to directors and officers.  Compensation expense is recognized over the vesting period of the shares based on the market value of the shares at issue date.  Total shares issuable under the plan are 71,282 at September 30, 2007.

A summary of changes in the Company’s non-vested shares for the year follows:

	Shares	Weighted Average Grant Price	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2007	—	$—	$—
Granted	52,748	14.41	760,000
Vested	—	—	—
Forfeited	—	—	—
Non-vested at September 30, 2007	52,748	$14.41	$760,000

As of September 30, 2007, there was $652,000 of total unrecognized compensation cost related to non-vested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average remaining period of 4.3 years.

MUTUAL FEDERAL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

Note 7 – Earnings Per Share

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  Basic and fully diluted weighted average shares outstanding for the three months and the nine months ended September 30, 2007, are 3,554,859 and 3,553,118, respectively.  During the three months and the nine months ended September 30, 2007, the average fair value of the Company’s common stock was less than $14.41 and the stock option and stock grant awards had no dilutive effect on earnings per share. Earnings per share for the nine months ended September 30, 2006, includes net income for the period from April 4, 2006 through September 30, 2006.

The factors used in the earnings per share computation for the three months and the nine months ended September 30, 2007, and 2006 follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Basic
Net income	$123	$158	$318	$295

Weighted average common shares outstanding	3,606,314	3,636,875	3,624,829	3,636,875
Less: average unallocated ESOP shares	(79,043)	(85,017)	(80,514)	(85,752)

Average shares	3,527,271	3,551,858	3,544,315	3,551,123

Basic earnings per common share	$0.03	$0.04	$0.09	$0.08

Diluted
Net Income	$123	$158	$318	$295

Weighted average common shares outstanding for basic earnings per common share	3,527,271	3,551,858	3,544,315	3,551,123
Add: dilutive effects of assumed exercises of stock options	—	—	—	—

Average shares and dilutive potential common shares	3,527,271	3,551,858	3,544,315	3,551,123

Diluted earnings per common share	$0.03	$0.04	$0.09	$0.08

MUTUAL FEDERAL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

Note 8 – Income Taxes – Adoption of FIN 48

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007.   A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  The adoption had no effect on the Company’s financial statements.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of Illinois.  The Company is no longer subject to examination by taxing authorities for years  before 2004.  The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

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

Comparison of Financial Condition at September 30, 2007 and December 31, 2006

Our total assets decreased by $907,000, or 1.2%, to $74.2 million at September 30, 2007, from $75.1 million at December 31, 2006.  Loans receivable increased $1.3 million, or 2.5%, to $53.2 million at September 30, 2007, from $51.9 million at December 31, 2006, reflecting an increase of $897,000, or 2.7%, in one-to-four family residential mortgage loans and an increase of $380,000, or 2.0%, in multi-family residential mortgage loans during the period.

Total deposits decreased $2.5 million, or 5.7%, to $40.8 million at September 30, 2007, from $43.3 million at December 31, 2006.  Stockholders’ Equity decreased $535,000, to $27.7 million at September 30, 2007, from $28.2 million at December 31, 2006.  The decrease reflects $1.1 million in repurchases of the Company’s common stock, partially offset by net income of $318,000 for the nine months ended September 30, 2007, a $49,000 increase in accumulated other comprehensive income from unrealized gains and losses on securities available-for-sale, and a $204,000 increase from recognition of stock benefits earned under the Company’s Employee Stock Ownership Plan, Management Recognition and Retention Plan, and Stock Option Plan.  Treasury stock in the amount of $699,000 was transferred to additional paid-in capital to fund stock awards granted under the Management Recognition and Retention Plan.

Comparison of Operating Results for the Three Months Ended September 30, 2007 and 2006

General.  Net income decreased $35,000, or 22.2%, to $123,000 for the three months ended September 30, 2007, from $158,000 for the three months ended September 30, 2006.  The primary reasons for the decrease were a $53,000 increase in compensation and benefits and a $63,000 increase in professional fees, partially offset by an increase in net interest income of $45,000 and a $15,000 decrease in the provision for loan losses.  Return on average assets was 0.67% for the three months ended September 30, 2007, compared to 0.87% for the same period last year, and return on equity was 1.77%  and  2.27%, respectively, for these two periods.

Interest Income.  Interest and dividend income increased $96,000, or 9.4%, to $1.1 million for the three months ended September 30, 2007, compared to $1.0 million for the three months ended September 30, 2006.  The increase resulted from an increase of 51 basis points in the average yield on interest earning assets, to 6.29% in 2007, from 5.78% in 2006.

Interest income and fees from loans receivable increased $129,000, or 16.8%, to $899,000 for the three months ended September 30, 2007, from $770,000 for the three months ended September 30, 2006.  The increase resulted from a $5.1 million, or 10.6%, increase in the average balance of loans receivable, to $52.8 million in the third quarter of 2007, compared to $47.7 million in the third quarter of 2006,  and by a 36 basis point increase in the average yield on loans receivable, to 6.81% in 2007, compared to 6.45% in 2006.

Interest and dividend income from securities, interest-earning deposits, and FHLB stock decreased $33,000, or 12.9%, to $223,000 for the three months ended September 30, 2007, from $256,000 for the three months ended September 30, 2006.  The primary reason for the decrease was the decrease in average balances of these assets of $4.7 million, or 20.2%, to $18.5 million in 2007, from $23.2 million in 2006, partially offset by a 40 basis point increase in average yield to 4.81% in 2007, compared to 4.41% in 2006.

Interest Expense.  Interest expense increased $51,000, or 18.5%, to $327,000 for the three months ended September 30, 2007, from $276,000 for the three months ended September 30, 2006.  The increase in interest expense was due primarily to an increase in rates paid on deposits, offset in part by a $1.9 million decrease in the average balance of deposits.  The average rate paid on deposits increased 29 basis points, to 2.83% for the quarter ended September 30, 2007, from 2.54% for the quarter ended September 30, 2006.  Interest expense on certificates of deposit increased $24,000, or 11.8%, to $227,000 in 2007, from $203,000 in 2006, and the average rate paid on certificates increased 48 basis points, to 4.29% in 2007, from 3.81% in 2006.

Interest expense on FHLB advances was $38,000 for the three months ended September 30, 2007, compared to $4,000 for the three months ended September 30, 2006.  The average balance of advances increased $2.6 million, to $2.9 million for the three months ended September 30, 2007, from $283,000 for the three months ended September 30, 2006.  The average rate paid on FHLB advances decreased 33 basis points, to 5.32% for the three months ended September 30, 2007, from 5.65% for the three months ended September 30, 2006.

Net Interest Income.  Net interest income increased $45,000, or 6.0%, to $795,000 for the three months ended September 30, 2007, from $750,000 for the same quarter last year.  Our net interest margin increased 23 basis points, to 4.46% in 2007, from 4.23% in 2006.  The average yield on interest-earning assets increased 51 basis points, to 6.29% in 2007, from 5.78% in 2006, with interest income increasing by $96,000.  The average rate paid on interest-bearing liabilities increased 43 basis points, to 2.99% in 2007, from 2.56% in 2006, with interest expense increasing by $51,000.  The interest rate spread between interest earning assets and interest bearing liabilities increased 8 basis points, to 3.30% in 2007, from 3.22% in 2006.

Provision for Loan Losses.  Based on its quarterly evaluation of the level of the allowance for loan losses necessary to absorb probable incurred losses at September 30, 2007, management has not changed the allowance for the three months ended September 30, 2007.  Management considers changes in delinquencies, changes in the composition and volume of loans, historical loan loss experience, general economic and real estate market conditions, as well as peer group data, when determining the level of the allowance for loan losses.

During the three months ended September 30, 2007, non-performing (non-accrual) loans decreased to $259,000, from $591,000 at June 30, 2007.  Loans delinquent 60-89 days increased to $1.2 million, from $450,000 at June 30, 2007.  The loan portfolio increased $276,000, or 0.5%, to $53.2 million at September 30, 2007, from $52.9 million at June 30, 2007.  During this period one- to four-family residential mortgage loans increased $243,000, or 0.7%, and multi-family residential mortgage loans increased $23,000, or 0.1%.

At September 30, 2007, the Company has identified a $450,000 single-family mortgage loan, current in its payments, which the Company has classified as special mention due to a prior lien.  In addition, a $468,000 multi-family residential mortgage loan in the 60-89 day delinquency category was classified as special mention.  All loans included in the non-accrual and 60-89 day delinquency categories were reviewed individually by management, and currently, the Company does not believe there will be any loss associated with these loans, but management continues to monitor these loans closely.

Real estate owned, acquired through foreclosure, $222,000 at June 30, 2007, was sold during the third quarter.  There was no gain or loss associated with this sale.

After reviewing these and other factors, management determined that it was not necessary to increase the allowance for loan losses at September 30, 2007.  At September 30, 2007, the allowance for loan losses was $250,000, or 0.47% of loans receivable, the same as it was at June 30, 2007.

Non-interest Income.  Non-interest income increased $5,000, to $13,000 for the three months ended September 30, 2007, compared to $8,000 for the three months ended September 30, 2006, primarily due to increases in late charges on delinquent loans.

Non-interest Expense.  Non-interest expense increased $107,000, or 21.8%, to $599,000 for the three months ended September 30, 2007, from $492,000 for the same quarter last year.  Compensation and employee benefits increased $53,000, or 18.7%, to $336,000 in 2007, from $283,000 in 2006.  The cost of newly instituted stock benefit plans increased benefits expense by approximately $64,000.  Occupancy costs decreased $4,000, or 9.5%, to $38,000 for the three months ended September 30, 2007, from $42,000 for the same period in 2006.  Data processing fees decreased $6,000, or 18.8%, to $26,000, in 2007, from $32,000 in 2006.  Professional fees, including legal, accounting and consulting fees, increased $63,000, or 101.6%, to $125,000 in 2007, from $62,000 in 2006.  The increase was due primarily to increased costs associated with administration of stock benefit plans, SEC reporting compliance, and other changes resulting from being a public company.  The Bank’s ratio of non-interest expense to average assets increased to 3.25% for the three months ended September 30, 2007, from 2.70% for the same period in 2006, and its efficiency ratio was 74.1% in 2007, compared to 64.9% in 2006.

Income Tax Expense.  The provision for income taxes decreased $7,000, to $86,000 for the three months ended September 30, 2007, from $93,000 for the same period in 2006, reflecting primarily the reduction in pre-tax net income.  The effective tax rate for the quarter ended September 30, 2007, was 41.2%, compared to 37.1% for this quarter last year.  The increase in the effective tax rate was due primarily to non-deductible costs associated with newly implemented stock benefit plans.

Average Balance Sheet

The following table sets forth average balance sheets, average yields and costs, and certain other information for the three months ended September 30, 2007 and 2006.  No tax-equivalent yield adjustments were made, as their effects were not material.  All average balances are based on an average of daily balances.  Non-accrual loans are included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.  The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Three Months Ended September 30,
	2007			2006
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
Interest-earning assets:
Loans	$52,786	$899	6.81%	$47,721	$770	6.45%
Securities available for sale	17,022	207	4.86	22,012	242	4.40
Interest-earning deposits	908	11	4.85	734	10	5.45
Federal Home Loan Bank Stock	610	5	3.28	500	4	3.20
Total interest-earning assets	71,326	$1,122	6.29%	70,967	$1,026	5.78%
Non-interest-earning assets	2,413			1,810
Total assets	$73,739			$72,777
Interest-Bearing Liabilities:(1)
Savings deposits	$19,699	$62	1.26%	$21,476	$69	1.29%
Certificates of deposit	21,169	227	4.29	21,293	203	3.81
Total interest-bearing deposits	40,868	289	2.83	42,769	272	2.54
Federal Home Loan Bank advances	2,859	38	5.32	283	4	5.65
Total interest-bearing liabilities	43,727	327	2.99%	43,052	276	2.56%
Non-interest-bearing liabilities	2,260			1,839
Total liabilities	45,987			44,891
Stockholders’ equity	27,752			27,886
Total liabilities and stockholders’ equity	$73,739			$72,777
Net interest income		$795			$750
Net interest rate spread(2)			3.30%			3.22%
Net interest-earning assets(3)	$27,599			$27,915
Net interest margin(4)			4.46%			4.23%
Ratio of interest-earning assets to interest-bearing liabilities			163.12%			164.84%
_______________
(1)	Non-interest-bearing checking deposits are included in non-interest-bearing liabilities.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Nine Months Ended September 30, 2007 and 2006

General.  Net income decreased $84,000, or 20.9%, to $318,000 for the nine months ended September 30, 2007, from $402,000 for the nine months ended September 30, 2006.  The primary reasons for the decrease were a $191,000 increase in compensation and employee benefits, and a $168,000 increase in professional fees, partially offset by an increase in net interest income of $199,000, and a decrease in the provision for loan losses of $45,000.  Return on average assets was 0.57% for the nine months ended September 30, 2007, compared to 0.75% for the same period last year, and return on equity was 1.51%  and  2.18%, respectively, for these two periods.

Interest Income.  Interest and dividend income increased $372,000, or 12.7%, to $3.3 million for the nine months ended September 30, 2007, compared to $2.9 million for the nine months ended September 30, 2006.  The increase resulted from a $3.0 million, or 4.4%, increase in the average balance of interest-earning assets, to $72.3 million in the first three quarters of 2007, compared to $69.3 million in the first three quarters of 2006, and an increase of 46 basis points in the average yield on interest earning assets, to 6.08% in 2007, from 5.62% in 2006.

Interest income and fees from loans receivable increased $470,000, or 22.0%, to $2.6 million for the nine months ended September 30, 2007, from $2.1 million for the nine months ended September 30, 2006.  The increase resulted from a $8.7 million, or 19.6%, increase in the average balance of loans receivable, to $53.0 million in the first three quarters of 2007, compared to $44.3 million in the first three quarters of 2006. The average yield on loans receivable increased 13 basis points, to 6.57% in 2007, from 6.44% in 2006.

Interest and dividend income from securities, interest-earning deposits, and FHLB stock decreased $98,000, or 12.6%, to $682,000 for the nine months ended September 30, 2007, from $780,000 for the nine months ended September 30, 2006.  The primary reason for the decrease was the decrease in average balances of  securities and interest-earning deposits of $5.7 million, or 22.7%, to $19.2 million in 2007, from $24.9 million in 2006, partially offset by a 56 basis point increase in the average yield, to 4.73% in 2007, from 4.17% in 2006.

Interest Expense.  Interest expense increased $173,000, or 21.7%, to $972,000 for the nine months ended September 30, 2007, from $799,000 for the nine months ended September 30, 2006.  The increase in interest expense was primarily due to an increase in rates paid on deposits and borrowings.  The average rate paid on deposits increased 46 basis points, to 2.78% for the first three quarters of 2007, from 2.32% for the first three quarters of 2006.  Interest expense on certificates of deposit increased $126,000, or 22.4%, to $688,000 in 2007, from $562,000 in 2006, and the average rate paid on certificates increased 67 basis points, to 4.20% in 2007, from 3.53% in 2006.  The increase in rates was partially offset by a decrease in the average balance of deposits of $2.3 million, or 5.1%, to $41.9 million in 2007, from $44.2 million in 2006.

Interest expense on advances from the FHLB increased $67,000, or 216.1%, to $98,000 in 2007, from $31,000 in 2006.  The increase was due to both an increase in the average balance of advances, to $2.4 million in 2007, from $855,000 in 2006, and to a 51 basis point increase in the average rate paid on advances, to 5.34% in 2007, from 4.83% in 2006.  The overall average cost of funds increased 56 basis points, to 2.92% in 2007, from 2.36% in 2006.

Net Interest Income.  Net interest income increased $199,000, or 9.4%, to $2.3 million for the nine months ended September 30, 2007, from $2.1 million for the same period last year.  Our net interest margin increased 19 basis points, to 4.28% in 2007, from 4.09% in 2006.  The average yield on interest-earning assets increased 46 basis points, to 6.08% in 2007, from 5.62% in 2006, and was augmented by an increase of $3.0 million, or 4.4%, in the average balance of interest-earning assets, with interest income increasing by $372,000.  The average rate paid on interest-bearing liabilities also increased, to 2.92% in 2007, from 2.36% in 2006, with interest expense increasing by $173,000.  The interest rate spread between interest earning assets and interest bearing liabilities decreased 10 basis points, to 3.16% in 2007, from 3.26% in 2006.

Provision for Loan Losses.  During the nine months ended September 30, 2007, management increased the general loan loss allowance by $10,000, with a charge to operations, based on its quarterly evaluation of the level of the allowance necessary to absorb probable incurred loan losses at September 30, 2007.  Management considers changes in delinquencies, changes in the composition and volume of loans, historical loan loss experience, general economic and real estate market conditions, as well as peer group data, when determining the level on the allowance for loan losses.

During the nine months ended September 30, 2007, non-performing (non-accrual) loans decreased to $259,000, from $443,000 at December 31, 2006.  Loans delinquent 60-89 days increased to $1.2 million, from $385,000 at December 31, 2006.  The loan portfolio increased $1.3 million, or 2.5%, to $53.2 million at September 30, 2007, from $51.9 million at December 31, 2006.  During this period one- to four-family residential mortgage loans increased $897,000, or 2.7%, and multi-family residential mortgage loans increased $380,000, or 2.0%.

At September 30, 2007, the Company has identified a $450,000 single-family mortgage loan, current in its payments, which the Company classified as special mention due to a prior lien.  In addition, a $468,000 multi-family residential mortgage loan in the 60-89 day delinquency category was classified as special mention.  All loans included in the non-accrual and  60-89 day delinquency categories were reviewed individually by management, and currently, the Company does not believe there will be any loss associated with these loans, but management continues to monitor these loans closely.

After reviewing these and other factors, management determined that it was necessary to increase the allowance for loan losses by $10,000.  At September 30, 2007, the allowance for loan losses was $250,000, or 0.47% of loans receivable, compared to $240,000, or 0.46% of loans receivable at December 31, 2006.

Non-interest Income.  Non-interest income increased $11,000, to $35,000 for the nine month period ended September 30, 2007, compared to $24,000 for the nine months ended September 30, 2006, primarily due to increases in late charges on delinquent loans.

Non-interest Expense.  Non-interest expense increased $356,000, or 24.5%, to $1.8 million for the nine months ended September 30, 2007, from $1.5 million for the same period last year.  Compensation and employee benefits increased $191,000, or 23.4%, to $1.0 million in 2007, from $815,000 in 2006.  The cost of newly instituted stock benefit plans increased benefits expense by approximately $182,000.  Occupancy costs decreased $9,000, or 7.0%, to $120,000 for the nine months ended September 30, 2007, from $129,000 for the same period last year.  Data processing fees increased $2,000, or 2.5%, to $81,000 in 2007, from $79,000 in 2006.  Professional fees, including legal, accounting and consulting fees, increased $168,000, or 77.1%, to $386,000 in 2007, from $218,000 in 2006.  The increase was due primarily to increased costs associated with administration of stock benefit plans, SEC reporting compliance, and other changes resulting from being a new public company.  Miscellaneous expenses increased $4,000, or 1.9%, to $219,000 in 2007, from $215,000 in 2006.

The Bank’s ratio of non-interest expense to average assets increased to 3.24% for the nine months ended September 30, 2007, from 2.71% for the same period last year, and its efficiency ratio was 76.9% in 2007, compared to 67.9% in 2006.

Income Tax Expense.  The provision for income taxes decreased $17,000, to $216,000 for the nine months ended September 30, 2007, from $233,000 for the same period last year, reflecting primarily the reduction in pre-tax net income.  The effective tax rate for the nine months ended September 30, 2007, was 40.5%, compared to 36.7% for this period last year.  The increase in the effective tax rate was due primarily to non-deductible costs associated with newly implemented stock benefit plans.

Average Balance Sheet

The following table sets forth average balance sheets, average yields and costs, and certain other information for the nine months ended September 30, 2007 and 2006.  No tax-equivalent yield adjustments were made, as their effects were not material.  All average balances are based on an average of daily balances.  Non-accrual loans are included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.  The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Nine Months Ended September 30,
	2007			2006
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
Interest-earning assets:
Loans	$53,024	$2,611	6.57%	$44,340	$2,141	6.44%
Securities available for sale	17,947	643	4.78	22,967	718	4.17
Interest-earning deposits	728	27	4.95	1,444	51	4.71
Federal Home Loan Bank Stock	570	12	2.81	500	11	2.93
Total interest-earning assets	72,269	$3,293	6.08%	69,251	$2,921	5.62%
Non-interest-earning assets	2,269			2,504
Total assets	$74,538			$71,755
Interest-Bearing Liabilities:(1)
Savings deposits	$20,126	$186	1.23%	$23,002	$206	1.19%
Certificates of deposit	21,818	688	4.20	21,198	562	3.53
Total interest-bearing deposits	41,944	874	2.78	44,200	768	2.32
Federal Home Loan Bank advances	2,448	98	5.34	855	31	4.83
Total interest-bearing liabilities	44,392	972	2.92%	45,055	799	2.36%
Non-interest-bearing liabilities	2,096			2,099
Total liabilities	46,488			47,154
Stockholders’ equity	28,050			24,601
Total liabilities and stockholders’ equity	$74,538			$71,755
Net interest income		$2,321			$2,122
Net interest rate spread(2)			3.16%			3.26%
Net interest-earning assets(3)	$27,877			$24,196
Net interest margin(4)			4.28%			4.09%
Ratio of interest-earning assets to interest-bearing liabilities			162.80%			153.70%
_______________
(1)	Non-interest-bearing checking deposits are included in non-interest-bearing liabilities.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At September 30, 2007, $2.5 million of our assets were invested in cash and cash equivalents.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities and increases in deposit accounts.  Our cash flows are derived from operating activities, investing activities and financing activities as reported in our consolidated statements of cash flows.

Our primary investing activities are the origination of loans and the purchase of investment securities.  During the nine months ended September 30, 2007, our loan originations, net of collected principal, totaled $1.5 million.  During the nine months ended September 30, 2006, net loan originations totaled $11.0 million.  The decrease in net originations was due to both reduced demand for one-to-four family loans, because of higher mortgage interest rates, and to our decision to reduce the amount of new multi-family loans in our portfolio. We did not sell any loans during 2007 or 2006.  Cash received from calls and maturities of securities totaled $2.8 million and $4.5 million for the nine months ended September 30, 2007 and 2006, respectively.  We  purchased $2.0 million in securities during the nine months ended September 30, 2006, but none during the nine months ended September 30, 2007.

Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by us and by local competitors, and other factors.  There was a net decrease in total deposits of $2.5 million for the nine months ended September 30, 2007, and a net decrease of $423,000 in 2006.  The decrease in deposits during 2007 was due to increased rate-based competition in our market area.  We also faced competition from a much improved stock market.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provide an additional source of funds.  During the nine months ended September 30, 2007, the Bank borrowed $4.5 million in advances from the Federal Home Loan Bank and repaid $3.5 million of the advances.  During the nine months ended September 30, 2006, the Bank borrowed $5.0 million and repaid $4.0 million in FHLB advances.  Our remaining available borrowing limit at September 30, 2007, was $7.0 million.

At September 30, 2007, we had outstanding commitments to originate loans of $55,000.  At September 30, 2007, certificates of deposit scheduled to mature in less than one year totaled $19.1 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In the event we do not retain a significant portion of our maturing certificates of deposit, we will have to utilize other funding sources, such as Federal Home Loan Bank of Chicago advances, in order to maintain our level of assets.  Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents.  In addition, the cost of such deposits may be significantly higher if market interest rates are higher at the time of renewal.

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

At September 30, 2007 and December 31, 2006, the Bank had $55,000 and $576,000, respectively, of commitments to grant mortgage loans.

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

The table below sets forth, as of June 30, 2007, the latest date available, the estimated changes in our NPV and our net interest income that would result from the designated instantaneous changes in the U.S. Treasury yield curve.  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	NPV			Net Portfolio Value as a Percentage of Present Value of Assets
Change In Interest Rates (Basis Points)	Estimated NPV	Amount of Change	Percentage Change	NPV Ratio	Change in Basis Points
(dollars in thousands)
+300	$19,511	$(7,017)	-26%	28.16%	-638bp
+200	21,801	(4,727)	-18	30.39	-414
+100	24,180	(2,348)	-9	32.55	-198
Unchanged	26,528	—	—	34.53	—
-100	28,682	2,153	+8	36.23	+169
-200	30,447	3,918	+15	37.51	+298

The table above indicates that at June 30, 2007, in the event of a 200 basis point decrease in interest rates, we would experience a 15% increase in net portfolio value.  In the event of a 200 basis point increase in interest rates, we would experience an 18% decrease in net portfolio value.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(1)
7/1/07–7/31/07	—	—	—	98,544
8/1/07–8/31/07	—	—	—	98,544
9/1/07–9/30/07	—	—	—	98,544
_______________
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

       None

Item 5.  Other Information.

None

Item 6.  Exhibits.

The exhibits filed as part of this Form 10-QSB are listed in the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2007	MUTUAL FEDERAL BANCORP, INC. By: /s/Stephen M. Oksas Stephen M. Oksas President and Chief Executive Officer
Date: November 13, 2007	By: /s/John L. Garlanger John L. Garlanger Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.