Form 10KSB
period 2007-12-31
Mutual Federal Bancorp, Inc.
filed 2008-03-21
CIK 1344802

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
__________

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

The registrant’s revenues for its most recent fiscal year were $4,254,000.

As of March 19, 2008, the aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $8,649,506, based on the last reported trade price of $11.35 on March 19, 2008 on the OTC Bulletin Board.

There were 3,528,179 shares of common stock of the registrant outstanding as of March 19, 2008.

Documents Incorporated by Reference:  Portions of the registrant’s definitive proxy statement for its 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III, Items 9-12 and Item 14.

Transitional Small Business Disclosure Format (check one):  Yes ☐   No ☒

MUTUAL FEDERAL BANCORP, INC.

Form 10-KSB for Fiscal Year Ended

December 31, 2007

i

PART I

ITEM 1.                      DESCRIPTION OF BUSINESS

General

Mutual Federal Bancorp, Inc. (“the Company”) was formed in 2006 as a federally chartered, mid-tier stock holding company of Mutual Federal Savings and Loan Association of Chicago, a federally chartered savings and loan association headquartered in Chicago, Illinois (referred to herein, together with its wholly owned subsidiary, EMEFES Service Corporation, as “the Bank”).  The Board of Directors of Mutual Federal Bancorp, MHC (“MHC”), the former sole stockholder of the Bank, adopted a Stock Issuance Plan pursuant to which (i) MHC established the Company as a direct subsidiary holding company to hold 100% of the stock of the Bank, and (ii) the Company offered and sold shares of its common stock in a public offering representing 30% of its shares outstanding after the offering.    The offering closed on April 4, 2006.  A total of 1,091,062 shares (30%) were sold and 2,545,813 shares (70%) were retained by MHC.

Through the Bank, our principal business consists of attracting retail deposits from the general public in the areas surrounding our office location in Chicago, Illinois and investing those deposits, together with funds generated from operations, primarily in one- to four-family fixed-rate residential mortgage loans and multifamily residential mortgage loans, and in investment securities.  We also offer consumer loans secured by deposits as an accommodation to our customers.  Our revenues are derived principally from interest on loans and securities, and from loan origination and servicing fees.  Our primary sources of funds are deposits, FHLB advances,  and principal and interest payments on loans and securities.

Business Strategy

Our business strategy is to operate as a well-capitalized and profitable community bank dedicated to providing quality customer service.  A main focus of our business strategy has been to emphasize one- to four-family residential mortgage lending, and we intend to continue to emphasize this type of lending.  Management, however, has determined to broaden the range of our products and services to enhance profitability, consistent with maintaining our safety and soundness.  We intend to gradually introduce additional products and services, such as adjustable-rate mortgage loans, home equity lines of credit, interest-bearing checking accounts, money market deposit accounts, and on-line banking and bill payment.  There can be no assurances that we will successfully implement our business strategy.

Highlights of our business strategy are as follows:

• Continuing to emphasize fixed-rate one- to four-family residential real estate lending.  Historically, we have emphasized fixed-rate one- to four-family residential lending within our market area.  As of December 31, 2007, $34.2 million, or 63.9%, of our total loan portfolio consisted of fixed-rate one- to four-family residential mortgage loans.  During the year ended December 31, 2007, we originated $4.5 million of one- to four-family residential mortgage loans.  We originate all loans for portfolio and do not sell loans in the secondary market.  While we will continue to emphasize one- to four-family lending, we also originate loans secured by multi-family properties.  As of December 31, 2007, $19.2 million, or 35.9%, of our total loan portfolio consisted of multi-family residential mortgage loans.  During the year ended December 31, 2007, we originated $2.7 million of multi-family residential mortgage loans.

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

• Offering new products and services.  We currently are developing and seek to develop in the future new services and deposit products for our customers, such as interest-bearing checking accounts, money market deposit accounts, and on-line banking and bill payment.  We expect to be able to begin offering these new products and services beginning in 2008.  We believe that these new products will increase our deposit base and our fee income.

• Maintaining high asset quality.  Historically, we have maintained and will continue to emphasize strong asset quality by following conservative underwriting criteria and originating loans secured by real estate.  Our non-performing assets at December 31, 2007 and December 31, 2006 were $259,000 and $443,000, respectively, or 0.35% and 0.59% of total assets.

• Maintaining high levels of interest earning assets.  We intend to maintain our high level of interest earning assets.  At December 31, 2007, our interest earning assets were 96.7% of total assets and our average interest earning assets for 2007 were 162.9% of average interest-bearing liabilities.  These ratios reflect our low level of fixed assets (as we operate from only one banking office) and non-accruing loans, strong capital position and the absence of real estate owned and goodwill on our balance sheet.

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

Competition

We face intense competition within our market area both in making loans and attracting deposits.  Cook County, Illinois, and specifically the Chicago metropolitan area have a high concentration of financial institutions including money centers and other large commercial banks, community banks and credit unions.  Some of our competitors offer products and services that we currently do not offer, such as trust services, private banking and internet banking.  As of June 30, 2007, based on the FDIC’s annual Summary of Deposits Report, our market share of deposits represented 7.67% of the deposits in our zip code and 0.02% of deposits in Cook County.

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

Market Area

We operate in a primarily urban market area that has a stable population and household base.  Our primary deposit gathering area is concentrated in the communities immediately surrounding our headquarters located in the southwestern Chicago metropolitan area, which includes predominantly Hispanic neighborhoods.  Our primary lending area is broader than our deposit-gathering area and includes all of Cook County.  At December 31, 2007, 96% of our mortgage loan portfolio consisted of loans secured by real estate located in Cook County, Illinois.

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

One- to four-family residential real estate mortgage loans represented $34.2 million, or 63.9%, of our loan portfolio at December 31, 2007.  We also offer multifamily real estate loans.  Multifamily real estate loans represented $19.2 million, or 35.9% of our loan portfolio at December 31, 2007.  We also have a small number of loans secured by deposit accounts as an accommodation to customers.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio by type of loan and percentage of portfolio at the dates indicated.

	At December 31,
	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
One- to four-family residential mortgage	$34,163	63.90%	$33,270	63.62%	$24,424	63.70%
Multi-family	19,217	35.94	18,965	36.27	13,839	36.10
Total mortgage loans	53,380	99.84	52,235	99.89	38,263	99.80
Consumer loans	88	0.16	59	.11	77	0.20
Total loans	53,468	100.00%	52,294	100.00%	38,340	100.00%
Less:
Deferred loan origination fees, net	122		121		89
Undisbursed portion of loans	9		9		51
Allowance for loan losses	290		240		170
Total loans, net	$53,047		$51,924		$38,030

Loan Portfolio Maturities and Yields.  The following table summarizes the remaining contractual maturity of our loans at December 31, 2007.  The table does not include the effect of possible prepayments.  We had no adjustable-rate loans at December 31, 2007.

	One- to Four-Family		Multi Family		Consumer		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(dollars in thousands)
Due during the years ending December 31, 2008	$9	6.41%	$4	11.50%	$88	3.97%	$101	4.49%
2009 to 2010	50	7.08	58	6.15	—	—	108	6.58
2011 to 2012	255	6.65	573	6.97	—	—	828	6.87
2013 to 2017	3,229	6.44	1,633	6.73	—	—	4,862	6.54
2018 to 2027	14,357	6.13	14,724	6.68	—	—	29,081	6.41
2028 and beyond	16,263	6.41	2,225	6.81	—	—	18,488	6.46
Total	$34,163	6.30%	$19,217	6.70%	$88	3.97%	$53,468	6.44%

The following table sets forth the remaining contractual maturity of fixed-rate loans at December 31, 2007 that are contractually due after December 31, 2008.  We had no adjustable-rate loans at December 31, 2007.

	Due After December 31, 2008
	Fixed	Total
	(dollars in thousands)
One- to four-family residential mortgage loans	$34,154	$34,154
Multi-family	19,213	19,213
Total mortgage loans	53,367	53,367
Total loans	$53,367	$53,367

One- to Four-Family Residential Loans.  Our primary lending activity consists of the origination of one- to four-family residential mortgage loans that are secured primarily by properties located in Cook County.  At December 31, 2007, $34.2 million, or 63.9% of our loan portfolio, consisted of one- to four-family residential mortgage loans.  Included within these one- to four-family loans were $1.4 million in second mortgage loans at December 31, 2007.  At December 31, 2007, we had 313 one-to four-family loans with an average balance of $109,000.  Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the appraised value of the property.  All one- to four-family residential loans are fixed-rate loans generally originated for terms up to 20 years and for owner occupied one- to four-family residential loans, up to 30 years.  At December 31, 2007, our largest loan secured by one- to four-family real estate had a principal balance of $939,000.  We currently do not offer adjustable-rate mortgage loans.

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

Multi-Family Real Estate Loans.  Loans secured by multi-family real estate totaled $19.2 million, or 35.9%, of our total loan portfolio at December 31, 2007.  Multi-family real estate loans generally are secured by small apartment buildings with fewer  than 10 units and includes two- to four-family residential properties that may also include a commercial or income-producing element, such as a first floor store-front business.  Generally, all of our multi-family real estate loans are secured by properties located within our lending area.  At December 31, 2007, we had 103 multi-family real estate loans with an average principal balance of $187,000, and the largest multi-family real estate loan had a principal balance of $1.2 million.  Multi-family real estate loans are offered with fixed interest rates.  Multi-family loans generally are originated for terms of up to 20 years, and in some cases for owner-occupied multi-family properties, up to 30 years.

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

Consumer Loans.  We offer a small number of consumer loans, secured by deposits, to our customers.  Our consumer loans amounted to $88,000, or 0.2%, of our total loan portfolio at December 31, 2007.

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

Loan Approval Procedures and Authority.  The loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan.  To assess the borrower’s ability to repay, we review the employment and credit history and information on the historical and projected income and expenses of mortgagors.  All owner occupied mortgage loans up to $650,000 and all non-owner occupied  mortgage loans up to $500,000 may be approved by any two members of the loan committee of the board of directors, which consists of the President and three outside directors.  All loans secured by deposits require the approval of an officer.  All other loans must be approved by the bank’s board of directors.

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

Non-Performing Loans and Non-Performing Assets.  Our non-performing loans and non-performing assets are as shown in the following table for the periods indicated.  At each date presented, we had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

	At December 31,
	2007	2006	2005
	(dollars in thousands)
Non-accrual loans:
One- to four-family	$259	$226	$184
Multi-family	—	217	—
Consumer	—	—	—
Total non-accrual loans	259	443	184
Accruing loans delinquent 90 days or more:
One- to four-family	—	—	—
Multi-family	—	—	—
Consumer	—	—	—
Total non-performing loans	259	443	184
Real estate owned:
Total real estate owned	—	—	—
Total non-performing assets	$259	$443	$184
Allowance for loan losses attributable to non-performing loans	—	—	—
Ratios:
Non-performing loans to total loans	0.48%	0.85%	0.48%
Non-performing assets to total assets	0.35	0.59	0.29

The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent for
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(dollars in thousands)
At December 31, 2007
One- to four-family	8	$1,893	1	$259	9	$2,152
Multi-family	2	748	—	—	2	748
Consumer	—	—	—	—	—	—
Total	10	$2,641	1	$259	11	$2,900
At December 31, 2006
One- to four-family	1	$101	4	$226	5	$327
Multi-family	1	284	1	217	2	501
Consumer	—	—	—	—	—	—
Total	2	$385	5	$443	7	$828
At December 31, 2005
One- to four-family	4	$301	2	$184	6	$485
Multi-family	1	217	—	—	1	217
Consumer	—	—	—	—	—	—
Total	5	$518	2	$184	7	$702

Real Estate Owned.  Real estate we acquire as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until sold.  When property is acquired it is recorded at fair market value at the date of foreclosure, less estimated selling expenses, establishing a new cost basis.  Holding costs and declines in fair value result in charges to expense after acquisition.  At December 31, 2007, we held no real estate owned.

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

At December 31, 2007, $259,000 in non-accrual loans were classified as substandard, and none of our other assets were classified as substandard, doubtful or loss.  The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations.

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

General loan loss allowances are based upon historical loan loss experience as adjusted after evaluation of other factors that may or may not be present, including changes in the composition of the loan portfolio, current national and local economic conditions, changes in lending policies and procedures and personnel changes in our lending management or staff.  The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans.  Loans that are determined to be uncollectible are charged against the allowance.  While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary based on changing economic conditions or other factors.  Payments received on impaired loans are applied first to accrued interest receivable and then to principal.  The allowance for loan losses as of December 31, 2007 was maintained at a level that represents management’s best estimate of probable incurred losses in the loan portfolio.

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or for the Years Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Balance at beginning of year	$240	$170	$150
Charge-offs:
One- to four-family	—	—	—
Multi-family	—	—	—
Consumer	—	—	—
Total charge-offs	—	—	—
Recoveries:
One- to four-family	—	—	—
Multi-family	—	—	—
Consumer	—	—	—
Total recoveries	—	—	—
Net (charge-offs) recoveries	—	—	—
Provision for loan losses	50	70	20
Balance at end of year	$290	$240	$170
Ratios:
Net charge-offs to average loans outstanding	—	—	—
Allowance for loan losses to non-performing loans	1.12	0.54	0.92
Allowance for loan losses to total loans	0.54%	0.46%	0.44%

The Bank has not charged-off a loan since 1996, when it charged-off a loan with an outstanding principal amount of $19,000.  Our non-performing loans decreased to $259,000 at December 31, 2007, from $443,000 at December 31, 2006.  However, loans delinquent for 60-89 days increased to $2.6 million at December 31, 2007, from $385,000 at December 31, 2006.

During 2007 the Bank’s loan portfolio increased $1.1 million, or 2.2%, to $53.0 million at December 31, 2007, from $51.9 million at December 31, 2006.  Based on the application of our allowance for loan losses methodology, as discussed previously, management determined that a provision of $50,000 for loan losses was necessary for the year ended December 31, 2007.  During 2006, using the same methodology, management determined that a $70,000 provision for loan losses was necessary for the year ended December 31, 2006.

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

	At December 31,
	2007			2006
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(dollars in thousands)
One- to four-family	$100	$34,163	63.90%	$83	$33,270	63.62%
Multi-family	190	19,217	35.94	157	18,965	36.27
Consumer	—	88	0.16	—	59	0.11
Total allowance	$290	$53,468	100.00%	$240	$52,294	100.00%

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

This analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available.  Although we believe that we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.  In addition, the Office of Thrift Supervision, as an integral part of their examination process, periodically reviews our allowance for loan losses, and could require additional reserves.

Investments

Investments and Mortgage-backed Securities.  Our investment portfolio at December 31, 2007, included $5.6 million in U.S. agency and government-sponsored entity bonds which are all classified as available-for-sale.  Our investment policy objectives are to maintain liquidity, manage risk and maximize returns within the guidelines established by the bank’s board of directors, which specify eligible investments and approved securities dealers.

Our investment portfolio also includes mortgage-backed securities and collateralized mortgage obligations, all of which are guaranteed by the United States government or agencies thereof, all of which are classified as available-for-sale.  At December 31, 2007, our mortgage-backed securities portfolio totaled $7.6 million, or 10.5% of total assets.  The portfolio consisted of $4.8 million in fixed-rate mortgage-backed securities, and $2.9 million in adjustable-rate mortgage-backed securities, all guaranteed by the Federal Home Loan Mortgage Corporation, or FHLMC, the Federal National Mortgage Association, or FNMA, or the Government National Mortgage Association, or GNMA.

Our equity investments consist of 8,000 shares of FHLMC common stock and 10,000 shares of FHLMC preferred stock, as well as shares of several mutual funds which are invested in U.S. government and agency obligations and mortgage-backed securities guaranteed by FHLMC, FNMA or GNMA.

We initially acquired 1,263 shares of FHLMC Participating Preferred Stock, with a cost basis of $59,361 ($47.00 per share), in 1984 as a dividend distribution from the Federal Home Loan Bank of Chicago.  Subsequent stock splits and conversions of the stock in 1988 to Senior Participating Preferred, and in 1992 to voting common stock, increased this investment to a total of 60,624 shares of common stock (with a split adjusted basis of $0.98 per share).  We have consistently monitored the performance of the stock and related market conditions, and have periodically sold shares since 1998.  During 2007 the market price of the common stock dropped as a result of the turmoil in the secondary mortgage market.  During the fourth quarter of 2007, FHLMC also announced  a 50% reduction in the quarterly common stock dividend.   While we do not currently plan to sell the FHLMC common stock, depending on liquidity requirements or market conditions relating to the stock, we may decide that further sales are prudent.

We acquired 10,000 shares of FHLMC preferred stock in 1999 at a cost basis of $500,000. The preferred stock pays a non-cumulative preferred dividend of 5.79%.  It is callable in June 2009.  The market price of the preferred stock also fell during 2007, again due to the turmoil in the secondary mortgage market.  At December 31, 2007, the Company reduced its cost basis in the preferred stock to the market price, with a $98,000 pre-tax charge to earnings, because it was unable to forecast a recovery in value in the foreseeable future. While we do not currently plan to sell the FHLMC preferred stock, depending on liquidity requirements or market conditions relating to the stock, we may decide that a sale of some or all of the stock is prudent.

The Company has investments in various mutual funds including an adjustable rate mortgage fund, a U.S. government mortgage fund, and a short-term government fund.  The funds are invested in U.S. government and agency obligations and mortgage-backed securities guaranteed by FHLMC, FNMA or GNMA.  The funds are historically stable or, as rates decline, the funds recover their value (that is, the degree of impairment reverses) through increases in their net asset value.  At December 31, 2007, the Company reduced its cost basis to the funds’ net asset value with a $54,000 pre-tax charge for an other-than-temporary decline in fair value, because it was unable to forecast a recovery in the net asset value of these funds in the period the Company estimated it would hold the securities.  While we do not currently plan to sell the funds, depending on liquidity requirements, or market conditions relating to the funds, we may decide that a sale of some or all of the funds is prudent.

Available-for-Sale Portfolio.  The following table sets forth the composition of our available-for-sale portfolio at the dates indicated.

	At December 31,
	2007		2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Investment Securities:
U.S. agency and government-sponsored entity bonds	$5,496	$5,605	$6,695	$6,654	$8,694	$8,584
Mutual funds	2,423	2,423	2,357	2,293	2,250	2,195
FHLMC common stock	8	273	8	543	8	523
FHLMC preferred stock	402	402	500	487	500	505
Mortgage-backed Securities:
GNMA	1,049	1,021	1,555	1,532	2,162	2,135
FNMA	3,596	3,618	4,582	4,489	5,757	5,654
FHLMC	2,524	2,531	3,067	3,000	3,798	3,721
FNMA, FHLMC collateralized mortgage obligations	486	472	578	561	722	711
Total securities available for sale	$15,984	$16,345	$19,342	$19,559	$23,891	$24,028

Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio and the mortgage-backed securities portfolio at December 31, 2007 are summarized in the following table.  Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur.  Mutual funds and FHLMC stock are not included because they do not have contractual maturity dates.

	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(dollars in thousands)
Available-for-Sale
Investment Securities:
U.S. agency and government-sponsored entity bonds	$—	—%	$5,496	5.04%	$—	—%
Mortgage-backed Securities:
GNMA	1	6.50	11	6.50	52	6.38
FNMA	25	5.78	367	5.34	1,500	4.49
FHLMC	1	9.41	824	4.80	273	4.96
FNMA, FHLMC collateralized mortgage obligations	—	—	—	—	—	—
Total securities available for sale	$27	5.92%	$6,698	5.03%	$1,825	4.61%

	More Than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(dollars in thousands)
Available-for-Sale
Investment Securities:
U.S. agency and government-sponsored entity bonds	$—	—%	$5,496	$5,605	5.04%
Mortgage-backed Securities:
GNMA	985	5.31	1,049	1,021	5.37
FNMA	1,704	4.78	3,596	3,618	4.72
FHLMC	1,426	5.05	2,524	2,531	4.96
FNMA, FHLMC collateralized mortgage obligations	486	3.31	486	472	3.31
Total securities available for sale	$4,601	4.82%	$13,151	$13,247	4.90%

Sources of Funds

General.  Deposits have traditionally been our primary source of funds for use in lending and investment activities.  In addition to deposits, funds are derived from scheduled loan payments, investment calls, maturities and sales, loan prepayments, retained earnings and income on earning assets.  While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.  Borrowings from the Federal Home Loan Bank of Chicago have been be used to compensate for reductions in deposits and to fund loan growth.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates, competition and our single office location.  We believe the products we offer allow us to be competitive in obtaining funds and responding to changes in consumer demand.  Based on historical experience, management believes our deposits are relatively stable.  However, the ability to attract and maintain certificates of deposit, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions.  At December 31, 2007, $20.5 million, or 51.7% of our deposit accounts were certificates of deposit, of which $18.3 million had maturities of one year or less.

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,
	2007			2006			2005
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
				(dollars in thousands)
Savings deposits	$18,854	47.47%	1.24%	$20,334	46.95%	1.24%	$21,827	50.15%	1.20%
Certificates of deposit	20,534	51.70	4.27	22,246	51.37	4.16	21,348	49.05	3.01
Non-interest-bearing checking accounts	331	0.83	—	728	1.68	—	350	0.80	—
Total deposits	$39,719	100.00%	2.80%	$43,308	100.00%	2.72%	$43,525	100.00%	2.08%

The following table sets forth certificates of deposit by time remaining until maturity as of December 31, 2007.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(in thousands)
Certificates of deposit less than $100,000	$5,264	$3,307	$3,157	$1,795	$13,523
Certificates of deposit of $100,000 or more(1)	2,351	3,224	1,017	419	7,011
Total of certificates of deposit	$7,615	$6,531	$4,174	$2,214	$20,534
_____________
(1)
The weighted average interest rates for these accounts, by maturity period, are:  4.04% for 3 months or less; 4.53% for 3 to 6 months; 4.22% for 6 to 12 months; and 4.82% for over 12 months.  The overall weighted average interest rate for accounts of $100,000 or more was 4.34%.

The following table sets forth, by interest rate range, information concerning certificates of deposit as of December 31, 2007.

	At December 31, 2007
	Period to Maturity
	Less Than One Year	One to Two Years	Two to Three Years	More Than Three Years	Total	Percent of Total
	(dollars in thousands)
Interest Rate Range:
3.00% to 3.49%	$1,546	$—	$—	$—	$1,546	7.53%
3.50% to 3.99%	4,775	99	98	—	4,972	24.21
4.00% to 4.49%	7,808	768	556	149	9,281	45.20
4.50% to 4.99%	2,314	22	51	14	2,401	11.69
5.00% to 5.99%	1,878	82	374	—	2,334	11.37
Total	$18,321	$971	$1,079	$163	$20,534	100.00%

Borrowings

The Bank had $5.0 million in fixed-rate borrowings from the Federal Home Loan Bank at December 31, 2007, with maturities from March 2008 through December 2009, and at a weighted average interest rate of 4.74%.  The Bank may borrow up to $12.2 million under its present credit arrangement with the Federal Home Loan Bank.

Properties

The following table provides certain information with respect to our banking office as of December 31, 2007 and December 31, 2006:

Location	Leased or Owned	Year Acquired	Net Book Value of Real Property at December 31, 2007	Net Book Value of Real Property at December 31, 2006
2212 West Cermak Road Chicago, Illinois 60608	Owned	1964	$170,000	$184,000

The net book value of our premises, land and equipment was $250,000 at December 31, 2007 and $289,000 at December 31, 2006.

Subsidiary Activities

The Company’s only subsidiary is the Bank.  The Bank currently operates one subsidiary, EMEFES Service Corporation, which provides insurance brokerage services to our customers.  Brokerage commissions earned by EMEFES totaled approximately $4,000 for the twelve months ended December 31, 2007.  Presently, there are no plans to expand the insurance brokerage operations.

Legal Proceedings

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business.  At December 31, 2007, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Personnel

As of December 31, 2007, we had thirteen full-time employees and one part-time employee.  Our employees are not represented by any collective bargaining group.  Management believes that we have good relations with our employees.

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

Taxable Distributions and Recapture.  Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if the Bank failed to meet certain thrift asset and definitional tests.  Federal legislation has eliminated these thrift related recapture rules.  At December 31, 2007, our total federal pre-1988 base year reserve was approximately $2.6 million.  However, under current law, pre-1988 base year reserves remain subject to recapture if the Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

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

Net Operating Loss Carryovers.  A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  At December 31, 2007, the Company had no net operating loss carryforwards for federal income tax purposes.

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

SUPERVISION AND REGULATION

General

Banking is a highly regulated industry.  The MHC, the Company, and the Bank are subject to numerous laws and regulations and supervisions and examination by various regulatory agencies.  Certain of the regulatory requirements that are or will be applicable to us are described below.  This description is not intended to be a complete explanation of such statutes and regulations and their effect on us and is qualified in its entirety by reference to the actual statutes and regulations.  These statutes and regulations may change in the future, and we cannot predict what effect these changes, if made, will have on our operations.

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

The MHC and the Company, as savings and loan holding companies, are required to file certain reports with, are subject to examination by, and otherwise must comply with the rules and regulations, of the OTS.  The Company is also subject to the regulations of the Securities and Exchange Commission under the federal securities laws.

Regulation of Federal Savings Institutions

Business Activities.  Federal law and regulations, primarily the Home Owners’ Loan Act and the regulations of the OTS, govern the activities of federal savings institutions such as the Bank.  These laws and regulations delineate the nature and extent of the activities in which federal savings institutions may engage.  In particular, certain lending authority for federal savings institutions, with regard to commercial, nonresidential real property loans and consumer loans, is limited to a specified percentage of an institution’s capital or assets.

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

The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances.  At December 31, 2007, the Bank met each of these capital requirements.

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

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions, such as restrictions on investments, activities and branching.  As of December 31, 2007, the Bank maintained 98.8% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

Federal Home Loan Bank (FHLB) System.  The Bank is a member of the FHLB of Chicago.  The FHLB system consists of twelve regional Federal Home Loan Banks.  The FHLB provides a central credit facility primarily for member institutions.  The Bank, as a member of the FHLB of Chicago, is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid loans, or 5% of its aggregate amount of outstanding advances (borrowings) from the FHLB, whichever is greater.  The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2007, of $610,000.

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

In addition, Section 404 of Sarbanes-Oxley, as implemented, requires that a public company report management’s evaluation of the effectiveness of such company’s internal control over financial reporting.  Additionally, such company’s senior management must evaluate, as of the end of each fiscal period, any change in the company’s internal control over financial reporting that occurred during the period that materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.  As a result of the expiration of the rules that had extended Section 404 compliance deadlines for smaller public companies, we are required to provide our report on internal control over financial reporting in this annual report covering the fiscal year ended December 31, 2007.  However, management’s report is not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that have delayed the effectiveness of the rules requiring this attestation.

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

None.

PART II

ITEM 5.                      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded on the OTC Bulletin Board under the symbol “MFDB.OB.”  At March 19, 2008, the Company had 82 record holders of its common stock.  The table below shows the reported high and low bid price of the Company’s common stock, as reported on the OTC Bulletin Board, and any dividends declared during the periods indicated in 2007 and 2006.  The Company completed its initial public offering on April 4, 2006.

2007	High	Low	Dividends Declared
First quarter	$14.41	$12.40	—
Second quarter	14.00	12.70	—
Third quarter	13.15	10.05	—
Fourth quarter	12.05	10.35	—
2006
First quarter	—	—	—
Second quarter	$11.50	$10.84	—
Third quarter	11.50	10.05	—
Fourth quarter	14.50	11.05	—

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

Purchase of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(1)
10/1/07–10/31/07	—	—	—	98,544
11/1/07–11/30/07	—	—	—	98,544
12/1/07–12/31/07	78,000	$11.28	78,000	20,544
_____________
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

Overview

Our results of operations depend primarily on our net interest income.  Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities, mortgage-backed securities and other interest-earning assets (primarily cash and cash equivalents), and the interest we pay on our interest-bearing liabilities, consisting of savings accounts, time deposits and FHLB advances.  Our results of operations also are affected by our provisions for loan losses, non-interest income and non-interest expense.  Non-interest income currently consists primarily of gains and losses on the sale of securities and miscellaneous other income.  Non-interest expense currently consists primarily of salaries and employee benefits, occupancy, data processing, professional fees, and other operating expenses.  Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

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

	At December 31,
	2007	2006
	(dollars in thousands)
Selected Financial Condition Data:
Total assets	$73,011	$75,063
Loans, net	53,047	51,924
Interest-bearing deposits	1,172	855
Securities available-for-sale	16,345	19,559
Federal Home Loan Bank stock, at cost	610	500
Deposits	39,719	43,308
Equity	26,911	28,233

	Year Ended December 31,
	2007	2006
	(dollars in thousands)
Selected Operating Data:
Total interest and dividend income	$4,360	$3,986
Total interest expense	1,297	1,112
Net interest income	3,063	2,874
Provision for loan losses	50	70
Net interest income after provision for loan losses	3,013	2,804
Loss on impairment of securities	(152)	—
Other non-interest income	46	56
Total non-interest expense	2,393	2,026
Income before income tax expense	514	834
Income tax expense	219	304
Net income	$295	$530

	At or for the Years Ended December 31,
	2007		2006
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	0.40%		0.73%
Return on average equity	1.06		2.10
Average interest rate spread(1)	3.13		3.20
Net interest margin(2)	4.26		4.10
Efficiency ratio(3)	76.97		69.15
Non-interest expense to average total assets	3.22		2.79
Average interest-earning assets to average interest-bearing liabilities	162.89		156.97
Asset Quality Ratios:
Non-performing assets to total assets	0.35%		0.59%
Non-performing loans to total loans	0.48		0.85
Allowance for loan losses to non-performing loans	1.12	x	0.54	x
Allowance for loan losses to total loans	0.54%		0.46%
Capital Ratios:
Equity to total assets	36.86%		37.61%
Tangible capital(4)	32.85		30.99
Tier 1 (core) capital(4)	32.85		30.99
Tier 1 risk-based ratio(4)	58.14		56.63

_____________
(1)	The average interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.
(3)	The efficiency ratio represents other expense as a percent of net interest income plus other income less securities gains or plus securities losses.
(4)
Tangible capital and Tier 1 (core) capital ratios are for the Bank only.  Tier 1 risk-based ratio represents Tier 1 capital of the Bank divided by its risk-weighted assets as defined in federal regulations on required capital.

Comparison of Financial Condition at December 31, 2007 and December 31, 2006

Our total assets decreased by $2.1 million, or 2.7%, to $73.0 million at December 31, 2007, from $75.1 million at December 31, 2006.  The primary reason for the decrease in total assets was that funds from securities repayments and Federal Home Loan Bank advances were used to meet deposit withdrawals and to fund repurchases of the Company’s common stock.

Loans receivable increased $1.1 million, or 2.2%, to $53.0 million at December 31, 2007, from $51.9 million at December 31, 2006, reflecting an increase in multi-family residential mortgage loans of $252,000, or 1.3%, to $19.2 million at December 31, 2007, from $19.0 million at December 31, 2006, and an increase in one-to-four family residential mortgage loans of $893,000, or 2.7%, to $34.2 million at December 31, 2007, from $33.3 million at December 31, 2006.  Securities available for sale decreased $3.2 million, or 16.4%, to $16.3 million at December 31, 2007, from $19.6 million at December 31, 2006.

Total deposits decreased $3.6 million, or 8.3%, to $39.7 million at December 31, 2007, from $43.3 million at December 31, 2006.  The decrease in deposits resulted, in management’s opinion, primarily from increased competition for funds based on rate and increasing returns in other markets.  We did not utilize any brokered deposits during 2007 or 2006.

Stockholders’ equity decreased $1.3 million, or 4.7%, to $26.9 million at December 31, 2007, from $28.2 million at December 31, 2006.  Stockholders’ equity increased by net income of $295,000 and an $89,000 increase in accumulated unrealized gains in the fair value of securities available-for-sale.  The vesting of Company stock grants resulted in a $146,000 charge to earnings and corresponding increase in stockholders’ equity, and the vesting of Company stock options resulted in a $100,000 charge to earnings and corresponding increase in stockholders’ equity.   Stockholders’ equity decreased by $2.0 million as the Company repurchased its stock as treasury stock, primarily to fund employee stock benefit plans.

Comparison of Operating Results for the Years Ended December 31, 2007 and 2006

General.  Net income decreased $235,000, or 44.3%, to $295,000 for the year ended December 31, 2007, from $530,000 for the year ended December 31, 2006.  The decrease in net income resulted primarily from a $152,000 write-down of equity securities available-for-sale to market value, and a $367,000 increase in operating expenses, partially offset by a $209,000 increase in net interest income.  Return on average assets was 0.40% for the year ended December 31, 2007, compared to 0.73% for the year ended December 31, 2006, and return on equity was 1.06% and 2.10% for these same two periods.

Interest Income.  Interest and dividend income increased $374,000, or 9.4%, to $4.4 million for the year ended December 31, 2007, from $4.0 million for the year ended December 31, 2006, primarily due to an increase in the return on interest-earning assets.  A 38 basis point increase in the average yield on interest-earning assets, to 6.07% in 2007, from 5.69% in 2006, combined with a $1.7 million increase in the average balance of interest-earning assets, resulted in the increase.

Interest income and fees from loans receivable increased $509,000, or 17.2%, to $3.5 million for the year ended December 31, 2007, from $3.0 million for the year ended December 31, 2006.  The increase was due to an increase in the average balance of loans of $7.0 million, or 15.2%, to $53.0 million in 2007, from $46.0 million in 2006, and to a 12 basis point increase in the average yield on loans to 6.56% in 2007, from 6.44% in 2006.

Interest and dividend income from securities and deposits decreased $132,000, or 13.1%, to $876,000 for the year ended December 31, 2007 from $1.0 million for the year ended December 31, 2006.  The decrease resulted from a decrease in the average balance of these investments of $5.2 million, or

21.7%, to $18.9 million in 2007, from $24.1 million in 2006, partially offset by an increase in the average yield on securities and deposits to 4.70% in 2007, from 4.24% in 2006.

During the last quarter of 2007, the Federal Home Loan Bank of Chicago suspended dividends on its stock.  That resulted in a decrease of $3,000 in dividend income, to $12,000 for the year ended December 31, 2007, compared to $15,000 for the year ended December 31, 2006.  There has been no indication from the FHLB as to when dividends will resume.

Also during the last quarter of 2007, the Federal Home Loan Mortgage Corporation announced a 50% reduction in the dividend on their common stock.  The $4,000 quarterly dividend paid during the first three quarters of 2007 on the 8,000 shares we own was reduced to $2,000.  This resulted in dividend income on this investment of $14,000 for 2007, compared to $15,000 for 2006.  There has been no indication from FHLMC as to what future dividends will be paid.

Interest Expense.  Total interest expense increased $185,000, or 16.6%, to $1.3 million for the year ended December 31, 2007, from $1.1 million for the year ended December 31, 2006.  The increase in interest expense resulted from a 36 basis point increase in the average cost of deposits, to 2.79% in 2007, from 2.43% in 2006, partially offset by a $2.3 million decrease in the average balance of interest-bearing deposits.  Interest expense on certificates of deposit increased $119,000, or 15.1%, due to a 54 basis point increase in the average rate paid on such deposits, to 4.23% for the year ended December 31, 2007, from 3.69% for the year ended December 31, 2006.

During 2007 the Company used advances from the Federal Home Loan Bank to fund its loan pipeline, deposit withdrawals, and the repurchase of Company stock.  Interest on borrowings increased by $89,000, or 164.8%, to $143,000 for the year ended December 31, 2007, compared to $54,000 for the year ended December 31, 2006.  The average rate paid for advances increased 19 basis points, to 5.29% in 2007, from 5.10% in 2006.

Net Interest Income.  Net interest income increased $189,000, or 6.6%, to $3.1 million for the year ended December 31, 2007, from $2.9 million for the year ended December 31, 2006.  Our net interest margin increased to 4.26% during 2007, from 4.10% during 2006, and our interest rate spread decreased to 3.13% in 2007, from 3.20% in 2006.  The average yield on interest earning assets increased from 5.69% in 2006 to 6.07% in 2007, complementing a $1.7 million increase in average interest earning assets, with interest income increasing by $374,000.  At the same time the average rate paid on interest bearing liabilities increased from 2.49% in 2006 to 2.94% in 2007, causing interest expense to increase by $185,000 in 2007.

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

Non-performing loans decreased to $259,000 at December 31, 2007, from $443,000 at December 31, 2006.  Loans delinquent for 60-89 days increased to $2.6 million at December 31, 2007, from $385,000 at December 31, 2006.  Typically non-performing loans are assigned a higher percentage of allowance allocation.  The allowance for loan losses was $290,000, or 0.54% of gross loans outstanding at December 31, 2007, as compared with $240,000, or 0.46% of loans outstanding at December 31, 2006.  In reviewing the allowance during 2007 and at December 31, 2007, we considered various subjective factors including the increasing delinquency trends in our portfolio, our non-performing loans, and the overall current economic conditions, and determined that a provision of $50,000 was necessary for the year then ended.  In a similar evaluation of the allowance for loan losses during 2006 and at December 31, 2006, management determined that a provision of $70,000, driven primarily by the growth in the loan portfolio, was necessary for the year then ended.

Although we believe that we use the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors.  In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses, and could require additional reserves.

Non-Interest Income.  Non-interest income decreased $162,000, to a loss of $106,000 for the year ended December 31, 2007, from $56,000 income for year ended December 31, 2006.  The decrease was due primarily to a $152,000 write down of equity securities to market value at December 31, 2007.  Other non-interest income decreased $11,000, to $42,000 in 2007, from $53,000 in 2006. Late charges on delinquent loans, increased $18,000, to $22,000 for the year ended December 31, 2007, compared to $4,000 for 2006.  Other non-interest income in 2006 included a $24,000 recovery of legal fees previously expensed as professional fees.

At December 31, 2007, we owned 10,000 shares of FHLMC preferred stock paying a non-cumulative preferred dividend of 5.79%.  Primarily because of the turmoil in the secondary mortgage market during 2007, the market price of this investment declined.  While we do not currently plan to sell this investment, we could not estimate when or if the security would fully recover in value, and wrote the security down to its fair value with a $98,000 pre-tax charge to earnings.

The Company has investments in various mutual funds that invest in U. S. government and government agency debt securities, and government agency insured fixed-rate and adjustable-rate mortgage-backed securities.  The net asset value of these funds have historically been stable, and generally increase when interest rates decline.  However, at December 31, 2007, we wrote the funds down to their net asset value with a $54,000 pre-tax charge to earnings because we were unable to forecast a recovery in the net asset value of the funds in the period we estimated we would hold the securities.

Non-Interest Expense.  Non-interest expense increased $367,000, or 18.1%, to $2.4 million for the year ended December 31, 2007, compared to $2.0 million for the year ended December 31, 2006.

Compensation and employee benefits increased $264,000, or 23.9%, to $1.4 million in 2007, from $1.1 million in 2006, due to salary increases in the ordinary course of business, higher health benefit costs, and newly established stock benefit plans.  The Company’s ESOP expense increased by $23,000, to $75,000 for the year ended December 31, 2007, compared to $52,000 for 2006, primarily because ESOP expense was incurred for only three quarters in 2006.  Grants of common stock and options made during 2007, under the shareholder approved Management Recognition Plan and Stock Option Plan, increased compensation and benefit costs by $146,000 and $100,000, respectively.

Professional fees, including legal, accounting and consulting fees, increased $108,000, or 31.7%, to $449,000 in 2007, from $341,000 in 2006, primarily due to increased legal fees associated with the implementation of stock benefit plans, SEC reporting compliance, and other costs associated with being a new public company.

Occupancy expense decreased $19,000, or 11.2%, to $151,000 in 2007, from $170,000 in 2006, primarily due to decreased depreciation charges.  Data processing costs increased $4,000, or 3.9%, to $108,000 in 2007, from $104,000 in 2006.  Miscellaneous other expenses increased $10,000, or 3.3%, to $315,000 in 2007, from $305,000 in 2006.  The ratio of non-interest expense to average assets was 3.22% for the year ended December 31, 2007, compared to 2.79% for 2006.

Income Tax Expense.  The provision for income taxes decreased $85,000, to $219,000 for the year ended December 31, 2007 from $304,000 for the prior year, due primarily to our reduced income before income taxes.  The effective tax rates for the periods ended December 31, 2007 and 2006 were 42.61% and 36.45%, respectively.  The increase in the effective tax rate was due to stock benefit plan expenses that were not fully deductible for income tax purposes.

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

	At December 31,	For the Years Ended December 31,
	2007	2007			2006
	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
Interest-earning assets:			(dollars in thousands)
Loans	6.44%	$52,954	$3,472	6.56%	$45,977	$2,963	6.44%
Securities available for sale	4.90	17,552	839	4.78	22,377	948	4.24
Federal Home Loan Bank Stock	—	580	12	2.07	500	15	3.00
Interest-earning deposits	3.52	763	37	4.85	1,253	60	4.79
Total interest-earning assets	6.00%	71,849	4,360	6.07%	70,107	3,986	5.69%
Non-interest-earning assets		2,353			2,470
Total assets		$74,202			$72,577
Interest-Bearing Liabilities:(1)
Savings deposits	1.24%	$19,919	$246	1.24%	$22,195	$269	1.21%
Certificates of deposit	4.27	21,488	908	4.23	21,409	789	3.69
Total deposits	2.82	41,407	1,154	2.79	43,604	1,058	2.43
Borrowings	4.74	2,703	143	5.29	1,059	54	5.10
Total interest-bearing liabilities	3.04%	44,110	1,297	2.94%	44,663	1,112	2.49%
Non-interest-bearing liabilities		2,162			2,691
Total liabilities		46,272			47,354
Stockholders’ equity		27,930			25,223
Total liabilities and stockholders’ equity		$74,202			$72,577
Net interest income			$3,063			$2,874
Net interest rate spread(2)				3.13%			3.20%
Net interest-earning assets(3)		$27,739			$25,444
Net interest margin(4)				4.26%			4.10%
Ratio of interest-earning assets to interest-bearing liabilities				162.89%			156.97%
_____________
(1)	Non interest-bearing checking deposits are included in non-interest-bearing liabilities.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Years Ended December 31, 2007 vs. 2006
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(in thousands)
Interest-Earning Assets:
Loans	$457	$52	$509
Securities available for sale	(188)	79	(109)
Federal Home Loan Bank Stock	2	(5)	(3)
Interest-earning deposits	(23)	—	(23)
Total interest-earning assets	248	126	374
Interest-Bearing Liabilities:
Savings deposits	(27)	4	(23)
Certificates of deposit	3	116	119
Total deposits	(24)	120	96
Borrowings	87	2	89
Total interest-bearing liabilities	63	122	185
Change in net interest income	$185	$4	$189

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

The table below sets forth, as of December 31, 2007, the estimated changes in our NPV and our net interest income that would result from the designated instantaneous changes in the U.S. Treasury yield curve.  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	NPV			Net Portfolio Value as a Percentage of Present Value of Assets
Change In Interest Rates (Basis Points)	Estimated NPV	Amount of Change	Percentage Change	NPV Ratio	Change in Basis Points
		(dollars in thousands)
+300	$20,793	$(6,334)	-23%	29.90%	-560	bp
+200	23,010	(4,117)	-15	31.99	-351
+100	25,199	(1,928)	-7	33.92	-158
+50	26,215	(912)	-3	34.77	-73
Unchanged	27,127			35.50
-50	27,939	813	3	36.13	63
-100	28,745	1,618	6	36.74	124
-200	30,250	3,123	12	37.82	232

The table above indicates that at December 31, 2007, in the event of a 200 basis point decrease in interest rates, we would experience a 12% increase in net portfolio value.  In the event of a 200 basis point increase in interest rates, we would experience a 15% decrease in net portfolio value.

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

Our primary sources of liquidity are deposits, advances from the Federal Home Loan Bank, amortization and prepayment of loans, maturities of investment securities and other short-term investments, and earnings and funds provided from operations.  While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by our competition.  We set the interest rates on our deposits to maintain a desired level of total deposits.  In addition, we invest excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements.

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At December 31, 2007, $2.3 million of our assets were invested in cash and cash equivalents.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts, and advances from the Federal Home Loan Bank.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our consolidated statements of cash flows included with our consolidated financial statements elsewhere in this report.

Our primary investing activities are the origination of loans and the purchase of investment securities.  During the year ended December 31, 2007, our loan originations, net of collected principal, totaled $1.4 million.  During the year ended December 31, 2006, there was a net increase that totaled $14.0 million.  We did not sell any loans during the years ended December 31, 2007 and 2006.  Cash received from calls and maturities of securities totaled $3.3 million and $6.6 million for the years ended December 31, 2007 and 2006, respectively.  We purchased no securities in 2007 and $2.0 million in securities during the year ended December 31, 2006. We sold no securities in 2007 or 2006.  We purchased $110,000 in FHLB stock in 2007 to meet our minimum membership requirement.

Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by us and by local competitors, and other factors.  There was a net decrease in total deposits of $3.6 million and $217,000 for the years ended December 31, 2007 and 2006, respectively.  During 2006 depositors used $796,000 in deposits to purchase the Company’s common stock during its public offering.   Deposit growth has been difficult due to the very competitive interest rate environment.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provide an additional source of funds.  During the year ended December 31, 2007, the Bank borrowed $7.5 million from the Federal Home Loan Bank and repaid $4.5 million of those advances.   During the year ended December 31, 2006, the Bank borrowed $6.0 million from the Federal Home Loan Bank and repaid $4.0 million of those advances.  Our available borrowing limit at December 31, 2007, was $12.2 million.

At December 31, 2007, we had outstanding commitments to originate loans of $205,000.  At December 31, 2007, certificates of deposit scheduled to mature in less than one year totaled $18.3 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In the event we do not retain a significant portion of our maturing certificates of deposit, we will have to utilize other funding sources, such as Federal Home Loan Bank advances, in order to maintain our level of assets.  Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents.  In addition, the cost of such deposits may be significantly higher if market interest rates are higher at the time of renewal.

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

At December 31, 2007 and December 31, 2006, the Bank had $205,000 and $576,000, respectively, of commitments to grant mortgage loans.

Impact of Recent Accounting Pronouncements

FASB Statement 123(R), “Shares-Based Payment,” addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement.  The revised Statement generally requires that an entity account for those transactions using the fair-value-based method; and eliminates an entity’s ability to account for share-based compensation transactions using the intrinsic value method of accounting in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” which was permitted under Statement 123, as originally issued.  The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements.  Statement 123(R) is effective for the Bank for fiscal year 2006.

On November 29, 2006, the Registrant’s stockholders approved the Mutual Federal Bancorp, Inc. 2006 Stock Option Plan (the “Stock Option Plan”), and  the Mutual Federal Bancorp, Inc. 2006 Recognition and Retention Plan and Trust Agreement (the “MRP”, and collectively with the Stock Option Plan, the “Plans”).   A total of 178,026  and 71,282 shares of Company common stock have been reserved for issuance under the Stock Option Plan and the MRP, respectively. As of December 31, 2006 no shares had been awarded under either plan.  During January 2007 the Company granted 131,871 stock options and 52,748 restricted stock awards, at fair market value ($14.41 per share) on the grant date.  The plans have a term of ten years.  Both the stock options and restricted stock awards will vest equally over five years.  Compensation expense related to vesting of the restricted stock awards granted was $146,000 for the year ended December 31, 2007, and will approximate $152,000 per year beginning in 2008.  The Company is also required to record compensation expense related to the stock options in accordance with  Statement on Financial Accounting Standard No. 123(R).  Compensation expense related to vesting of stock options granted was $100,000 for the year ended December 31, 2007, and will approximate $104,000 per year beginning in 2008.

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

ITEM 7.                      FINANCIAL STATEMENTS

See Index to Financial Statements on page F-1.

ITEM 8.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as contemplated by Exchange Act Rule 13a-15.  Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in the periodic reports the Company is required to file and submit to the Securities and Exchange Commission under the Exchange Act.

Report on Management’s Assessment of Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report is the first report of the Company in which management is required to provide its assessment on the effectiveness of the Company’s internal controls. This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal controls.

ITEM 8B.                      OTHER INFORMATION

None.

PART III

ITEM 9.                      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required in response to this item regarding the Company’s directors and executive officers will be contained in the Company’s definitive Proxy Statement (the “Proxy Statement”) for its Annual Meeting of Stockholders to be held on May 14, 2008 under the captions and subcaptions “Proposal 1.—Election of Directors,” “Corporate Governance—Board Meetings,” “Corporate Governance—Board Committees,” “Executive Officers Who Are Not Directors,” “Beneficial Ownership,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and the information included therein is incorporated herein by reference.

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

The Company has adopted a code of ethics as required by the rules of the Securities and Exchange Commission.  The code of ethics applies to all of the Company’s directors, officers, including the Company’s Chief Executive Officer and Chief Financial Officer, as well as to the Company’s other employees.  A copy of our code of ethics will be provided to any person, without charge, upon request made to Julie H. Oksas, Corporate Secretary, Mutual Federal Bancorp, Inc., 2212 W. Cermak Road, Chicago, IL 60608.

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

Equity Compensation Plan Information

The following table provides information, as of December 31, 2007, relating to equity compensation plans of the Company pursuant to which equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	184,619	$14.41	64,669
Equity compensation plans not approved by security holders	—	—	—
Total	184,619	$14.41	64,669

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
December 31, 2007 and 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Mutual Federal Bancorp, Inc.

We have audited the accompanying consolidated statements of financial condition of the Mutual Federal Bancorp, Inc. (“the Company”) as of December 31, 2007 and 2006, and the related statements of income, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/Crowe Chizek and Company LLC

Oak Brook, Illinois
March 18, 2008

Table of Contents 2

MUTUAL FEDERAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollar amounts in thousands except share data)

	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$2,264	$2,268
Securities available-for-sale	16,345	19,559
Loans, net of allowance for loan losses of $290 at December 31, 2007 and $240 at December 31, 2006	53,047	51,924
Federal Home Loan Bank stock, at cost	610	500
Premises and equipment, net	250	289
Accrued interest receivable	360	339
Other assets	135	184
Total assets	$73,011	$75,063
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Non-interest-bearing deposits	$331	$728
Interest-bearing deposits	39,388	42,580
Total deposits	39,719	43,308
Advance payments by borrowers for taxes and insurance	236	401
Advances from the Federal Home Loan Bank	5,000	2,000
Accrued interest payable and other liabilities	1,037	1,055
Common stock in ESOP subject to contingent repurchase obligation	108	66
Total liabilities	46,100	46,830
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized at December 31, 2007 and 2006	—	—
Common stock, $0.01 par value, 12,000,000 shares authorized, 3,636,875 shares issued at December 31, 2007; $0.01 par value, 12,000,000 shares authorized, 3,636,875 shares issued and outstanding at December 31, 2006	36	36
Additional paid-in capital	9,738	10,175
Treasury stock, at cost	(1,286)	—
Retained earnings	19,077	18,782
Reclassification of ESOP shares	(108)	(66)
Unearned ESOP shares	(768)	(827)
Accumulated other comprehensive income	222	133
Total stockholders’ equity	26,911	28,233
Total liabilities and stockholders’ equity	$73,011	$75,063

See accompanying notes to consolidated financial statements.

Table of Contents 2

MUTUAL FEDERAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands except per share data)

	December 31,
	2007	2006
Interest and dividend income:
Loans, including fees	$3,472	$2,963
Securities	839	948
Interest earning deposits	37	60
Federal Home Loan Bank stock dividends	12	15
Total interest and dividend income	4,360	3,986
Interest expense:
Deposits	1,154	1,058
Advances from the Federal Home Loan Bank	143	54
Total interest expense	1,297	1,112
Net interest income	3,063	2,874
Provision for loan losses	50	70
Net interest income after provision for loan losses	3,013	2,804
Non-interest income:
Insurance commissions and fees	4	3
Loss on impairment of securities	(152)	—
Other income	42	53
Total non-interest income	(106)	56
Non-interest expense:
Compensation and benefits	1,370	1,106
Occupancy and equipment	151	170
Data processing	108	104
Professional fees	449	341
Other expense	315	305
Total non-interest expense	2,393	2,026
Income before income taxes	514	834
Income tax expense	219	304
Net income	$295	$530
Earnings per share (basic and diluted)	$0.08	$0.12

See accompanying notes to consolidated financial statements.

Table of Contents 2

MUTUAL FEDERAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollar amounts in thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Amount Reclassified On ESOP Shares	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total

Balance at January 1, 2006	$1	$—	$—	$18,252	$—	$—	$83	18,336
Comprehensive income:
Net income	—	—	—	530	—	—	—	530
Change in net unrealized gain (loss) on securities available-for-sale, net of taxes	—	—	—	—	—	—	50	50
Total comprehensive income								580
Proceeds from sale of 3,636,875 shares of common stock, net of issuance costs	35	10,169	—	—	—	(873)	—	9,331
Reclassification due to release and change in fair value of common stock in ESOP subject to contingent repurchase obligation of ESOP shares	—	—	—	—	(66)	—	—	(66)
ESOP shares committed to be released (4,537)	—	6	—	—	—	46	—	52
Balance at December 31, 2006	36	10,175	—	18,782	(66)	(827)	133	28,233

Net income	—	—	—	295	—	—	—	295
Change in net unrealized gain (loss) on securities available-for-sale, net of taxes	—	—	—	—	—	—	89	89
Total comprehensive income								384
Treasury stock purchases, 161,444 shares at cost	—	—	(1,985)	—	—	—	—	(1,985)
MRP share grants, 52,748 shares at cost	—	(699)	699	—	—	—	—	—
MRP shares earned	—	146	—	—	—	—	—	146

Table of Contents 2

MUTUAL FEDERAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollar amounts in thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Amount Reclassified On ESOP Shares	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total
Stock option shares earned	—	100	—	—	—	—	—	100
Reclassification due to release and change in fair value of common stock in ESOP subject to contingent repurchase obligation of ESOP shares	—	—	—	—	(42)	—	—	(42)
ESOP shares committed to be released (5,928 shares)		16	—	—	—	59	—	75
Balance at December 31, 2007	$36	$9,738	$(1,286)	$19,077	$(108)	$(768)	$222	$26,911

See accompanying notes to consolidated financial statements.

Table of Contents 2

MUTUAL FEDERAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	December 31,
	2007	2006
Cash flows from operating activities
Net income	$295	$530
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	50	70
Depreciation	58	59
Loss on impairment of securities	152	—
Net amortization of securities	26	61
Dividends reinvested on securities	(119)	(106)
ESOP expense	75	52
MRP expense	146	—
Option expense	100	—
Increase in accrued interest receivable and other assets	(28)	(147)
Decrease in accrued interest payable and other liabilities	(18)	(1,242)
Net cash provided by (used in) operating activities	737	(723)
Cash flows from investing activities
Activity in securities available-for-sale:
Proceeds from maturities, calls, and principal repayments	3,300	6,594
Purchases	—	(2,000)
Purchase of FHLB stock	(110)	—
Loan originations and payments, net	(1,395)	(13,964)
Proceeds from sale of real estate owned, acquired through foreclosure	222	—
Additions to premises and equipment	(19)	(43)
Net cash provided by (used in) investing activities	1,998	(9,413)
Cash flows from financing activities
Net decrease in deposits	(3,589)	(217)
Net (decrease) increase in advance payments by borrowers for taxes and insurance	(165)	40
Advances from the Federal Home Loan Bank	7,500	6,000
Repayment of Federal Home Loan Bank advances	(4,500)	(4,000)
Proceeds of common stock offering	—	9,331
Treasury stock purchases	(1,985)	—
Net cash (used in) provided by financing activities	(2,739)	11,154
Net (decrease) increase in cash and cash equivalents	(4)	1,018
Cash and cash equivalents at beginning of period	2,268	1,250
Cash and cash equivalents at end of period	$2,264	$2,268
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$1,252	$1,086
Income taxes	259	294
Loans transferred to real estate owned	$222	$—

See accompanying notes to consolidated financial statements.

Table of Contents 2

MUTUAL FEDERAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
(Dollar amounts in thousands)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation:  The consolidated financial statements include Mutual Federal Bancorp, Inc., and its wholly owned subsidiary Mutual Federal Savings and Loan Association of Chicago and its wholly owned subsidiary, EMEFES Service Corporation, together referred to as “the Bank.”  Intercompany transactions and balances are eliminated in consolidation.  As of December 31, 2007 and 2006, Mutual Federal Bancorp, MHC, was the majority (70%) stockholder of the Company.  The MHC is owned by the depositors of the Bank.  The financial statements do not include the transactions and balances of the MHC.  EMEFES Service Corporation is an insurance agency that sells insurance products to the Bank’s customers.  The insurance products are underwritten and provided by a third party.  The information as of and for the year ended December 31, 2006, includes the Company’s information beginning April 4, 2006.  The information presented in this report for periods up to and including March 31, 2006, is for the Bank only.

The Board of Directors of Mutual Federal Bancorp, MHC (the “MHC”), the former sole stockholder of the Bank, adopted the Stock Issuance Plan pursuant to which (i) the MHC established a subsidiary holding company, Mutual Federal Bancorp, Inc., a federal corporation (the “Company”), as a direct subsidiary to hold 100% of the stock of the Bank, and (ii) the Company offered and sold shares of its common stock in a public offering representing 30% of its shares outstanding after the offering.  The offering closed on April 4, 2006.  A total of 1,091,062 shares (30%) were sold and 2,545,813 shares (70%) were retained by MHC.

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

Table of Contents 2

MUTUAL FEDERAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
(Dollar amounts in thousands)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Federal Home Loan Bank (FHLB) Stock:  The Bank is a member of the FHLB system.  Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value.  Both cash and stock dividends are reported as income.

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

Table of Contents 2

MUTUAL FEDERAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
(Dollar amounts in thousands)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Foreclosed Assets:  Assets acquired through or instead of loan foreclosures are initially recorded at fair value, less estimated costs to sell, when acquired, establishing a new cost basis.  If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense.  Costs after acquisition are expensed.  There were no foreclosed assets at December 31, 2007 and 2006.

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

Advertising Expense:  The Association expenses all advertising costs as they are incurred.  Total advertising costs for the years ended December 31, 2007 and 2006 were $46 and $35, respectively.

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

MUTUAL FEDERAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
(Dollar amounts in thousands)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company recognizes interest and penalties related to income tax matters as income tax expense.  The Company does not have any amounts accrued for interest and penalties.  The Company is no longer subject to examination by taxing authorities for years before 2005.

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

Table of Contents 2

MUTUAL FEDERAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
(Dollar amounts in thousands)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Effect of Newly Issued Accounting Standards:   In September 2006, the FASB issued Statement No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard is effective for fiscal years beginning after November 15, 2007.  The impact of adoption is not material.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The new standard is effective for the Company on January 1, 2008. The Company has elected the fair value option for various mutual funds included in securities available-for-sale as of January 1, 2008.   The impact of adoption is not material, as the Company wrote the investments down to fair value as of December 31, 2007.

Table of Contents 2

MUTUAL FEDERAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
(Dollar amounts in thousands)

NOTE 2 – SECURITIES

The amortized cost and fair value of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2007
U.S. agency and government-sponsored entity bonds	$5,496	$109	$—	$5,605
GNMA certificates	1,049	4	(32)	1,021
FNMA certificates	3,596	32	(10)	3,618
FHLMC certificates	2,524	16	(9)	2,531
Collateralized mortgage obligations	486	—	(14)	472
FHLMC common stock	8	265	—	273
FHLMC preferred stock	402	—	—	402
Mutual funds	2,423	—	—	2,423
Total available-for-sale	$15,984	$426	$(65)	$16,345

December 31, 2006
U.S. agency and government-sponsored entity bonds	$6,695	$6	$(47)	$6,654
GNMA certificates	1,555	8	(31)	1,532
FNMA certificates	4,582	9	(102)	4,489
FHLMC certificates	3,067	7	(74)	3,000
Collateralized mortgage obligations	578	—	(17)	561
FHLMC common stock	8	535	—	543
FHLMC preferred stock	500	—	(13)	487
Mutual funds	2,357	—	(64)	2,293
Total available-for-sale	$19,342	$565	$(348)	$19,559

At December 31, 2007 and 2006, there were no holdings of securities of any one issuer, other than U.S. agency and U.S. government-sponsored entities, in an amount greater than 10% of equity.  Mutual fund securities at December 31, 2007 and 2006 include $2,423 and $2,293 in mutual funds managed by a single issuer and invested primarily in short-term government obligations and pools of adjustable rate mortgage loans.

There were no securities pledged at December 31, 2007 and 2006.

There were no security sales in the year ended December 31, 2007 and 2006.

Table of Contents 2

MUTUAL FEDERAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
(Dollar amounts in thousands)

NOTE 2 – SECURITIES (Continued)

The amortized cost and fair values of debt securities available-for-sale at December 31, 2007 by contractual maturity were as follows.

	Amortized Cost	Fair Value

Due in one year or less	$—	$—
Due from one to five years	5,496	5,605
Due from five to ten years	—	—
CMO’s and mortgage backed securities	7,655	7,642
Total	$13,151	$13,247

Securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	December 31, 2007
	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

GNMA certificates	$94	$(1)	$713	$(31)	$807	$(32)
FNMA certificates	—	—	1,124	(10)	1,124	(10)
FHLMC certificates	—	—	642	(9)	642	(9)
Collateralized mortgage obligations	—	—	469	(14)	469	(14)
Total temporarily impaired	$94	$(1)	$2,948	$(64)	$3,042	$(65)

	December 31, 2006
	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. agency and government-sponsored entity bonds	$—	$—	$4,153	$(47)	$4,153	$(47)
GNMA certificates	—	—	1,063	(31)	1,063	(31)
FNMA certificates	—	—	3,791	(102)	3,791	(102)
FHLMC certificates	—	—	2,684	(74)	2,684	(74)
Collateralized mortgage obligations	—	—	557	(17)	557	(17)
FHLMC preferred stock	487	(13)	—	—	487	(13)
Mutual funds	—	—	2,293	(64)	2,293	(64)
Total temporarily impaired	$487	$(13)	$14,541	$(335)	$15,028	$(348)

Table of Contents 2

MUTUAL FEDERAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
(Dollar amounts in thousands)

NOTE 2 – SECURITIES (Continued)

At December 31, 2007, there were 18 debt securities with unrealized losses that have depreciated 2.2% from the Company’s amortized cost basis.  At December 31, 2006, there were 43 debt securities with unrealized losses that had depreciated 2.3% from the Company’s amortized cost basis.  These unrealized losses related principally to current interest rates for similar types of securities.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and what the results are of reviews of the issuer’s financial condition.  The fair value is expected to recover as securities approach their maturity date.  As management has the ability to hold debt securities until forecasted recovery, which may be maturity, no declines are deemed to be other than temporary.

The Company has investments in various mutual funds including an adjustable rate mortgage fund, a U.S. government mortgage fund, and a short-term government fund.  The underlying securities are U.S. government and government agency securities and government agency insured fixed-rate and adjustable-rate mortgage-backed securities.  The funds are historically stable or, as rates decline, the funds recover their value (that is, the degree of impairment reverses) through increases in their net asset value.  At December 31, 2007, the Company recognized a $54 pre-tax charge for an other-than-temporary decline in fair value, because it was unable to forecast a recovery in the net asset value of these funds in the period the Company estimated it would hold the securities.

The Company owns 10,000 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) 5.79% non-cumulative preferred stock with an original cost basis of $500.  At December 31, 2007, the Company recognized a $98 pre-tax charge for an other-than-temporary decline in fair value, because it was unable to forecast a recovery in the fair value of this security in the foreseeable future.

Table of Contents 2

MUTUAL FEDERAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
(Dollar amounts in thousands)

NOTE 3 – LOANS

Loans are as follows:

	2007	2006
First mortgage loans
Principal balances
Secured by one- to four-family residences	$34,163	$33,270
Secured by multi-family properties	19,217	18,965
	53,380	52,235
Less:
Loans in process	9	9
Net deferred loan origination fees	122	121
Total first mortgage loans	53,249	52,105
Loans on savings accounts	88	59
	53,337	52,164
Less allowance for loan losses	290	240
	$53,047	$51,924

Table of Contents 2

MUTUAL FEDERAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
(Dollar amounts in thousands)

NOTE 3 – LOANS  (Continued)

Activity in the allowance for loan losses is summarized as follows:

	2007	2006

Balance at beginning of year	$240	$170
Loans charged off	—	—
Recoveries	—	—
Provision charged to income	50	70
Balance at end of year	$290	$240

Non-accrual loans, which include all loans past due 90 days and over at December 31, 2007 and 2006 were $259 and $443, respectively.  There were no loans with allocated allowances at December 31, 2007 and 2006.

Loans to principal officers, directors, and their affiliates in 2007 were as follows.

Balance at January 1, 2007	$238
New loans	—
Repayments	16
Balance at December 31, 2007	$222

NOTE 4 – PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows.

	2007	2006

Land	$97	$97
Building	355	355
Building improvements	140	152
Parking lot improvements	19	44
Furniture and equipment	468	645
Total cost	1,079	1,293
Accumulated depreciation	(829)	(1,004)
	$250	$289

Depreciation expense was $58 and $59 for the years ended December 31, 2007 and 2006.

Table of Contents 2

MUTUAL FEDERAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
(Dollar amounts in thousands)

NOTE 5 – ACCRUED INTEREST RECEIVABLE

Accrued interest receivable is summarized as follows:

	2007	2006

Securities	$89	$116
Loans	271	223
	$360	$339

NOTE 6 – DEPOSITS

Deposits, by major category, are as follows:

	2007	2006

Non-interest-bearing checking	$331	$728
Savings	18,854	20,334
Certificates of deposit	20,534	22,246
	$39,719	$43,308

The aggregate amount of certificates of deposit with a minimum denomination of $100 was approximately $7,011 and $7,498 at December 31, 2007 and 2006, respectively.  Deposit balances over $100 are not federally insured.

Scheduled maturities of certificates of deposit for the year ended December 31, 2007 are as follows:

2008	$18,321
2009	971
2010	1,079
2011	7
2012	156
$20,534

Deposits of related parties totaled approximately $1,275 and $1,020 at December 31, 2007 and 2006, respectively.

Interest expense on deposit accounts is summarized as follows:

	2007	2006

Savings	$246	$269
Certificates of deposit	908	789
	$1,154	$1,058

Table of Contents 2

MUTUAL FEDERAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
(Dollar amounts in thousands)

NOTE 7 – FEDERAL HOME LOAN BANK ADVANCES

At year end, advances from the Federal Home Loan Bank were as follows:

	2007	2006
Maturities in March 2008 through December 2009, fixed rate at rates from 3.99% to 5.22%, averaging 4.74%	$5,000	$—
Overnight advances, floating rate, at 5.50%	—	2,000
Total	$5,000	$2,000
Required payments over the next two years are:
2008	$3,000
2009	2,000

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances.   A blanket lien on all one- to four-family first mortgages was pledged as collateral in the event that the Company requests future advances.  The Company’s remaining available credit limit, limited to twenty times its current investment in FHLB stock, at December 31, 2007, was $7.2 million.

NOTE 8 – BENEFIT PLANS

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

As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares and the shares become outstanding for earnings-per-share (“EPS”) computations.  For the year ended December 31, 2007 and 2006, the Company contributed $101 and $78 to the plan and reported compensation expense of $75 and $52 and released 5,928 shares and 4,537 shares of common stock.

Table of Contents 2

MUTUAL FEDERAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
(Dollar amounts in thousands)

NOTE 8 – BENEFIT PLANS (Continued)

Upon termination of their employment, participants in the ESOP who elect to receive their benefit distributions in the form of Company common stock may require the Company to purchase the common stock distributed at fair value.  This contingent repurchase obligation is reflected in the Company’s financial statements as “common stock in ESOP subject to contingent repurchase obligation” and reduces stockholders’ equity by an amount that represents the market value of all the Company’s common stock held by the ESOP and allocated to participants, without regard to whether it is likely that the shares would be distributed or that the recipients of the shares would be likely to exercise their right to require the Company to purchase the shares.  At December 31, 2007 and 2006, there are 10,321 and 4,537 allocated ESOP shares and a contingent repurchase obligation of $108 and $66.  In addition, the fair value of unearned ESOP shares at December 31, 2007 and 2006, was $807 and $1.2 million.

On November 29, 2006, the Registrant’s stockholders approved the Mutual Federal Bancorp, Inc. 2006 Stock Option Plan (the “Stock Option Plan”), and  the Mutual Federal Bancorp, Inc. 2006 Recognition and Retention Plan and Trust Agreement (the “MRP Plan”, and collectively with the Stock Option Plan, the “Plans”).   A total of 178,206 and 71,282 shares of Company common stock have been reserved for issuance under the SOP and the MRP, respectively.

On January 16, 2007, the Company awarded 52,748 shares of common stock, with a fair value of $14.41 per share, to the Company’s officers and directors under its 2006 Management Recognition and Retention Plan.  The Company also awarded 131,871 options to purchase the Company’s common stock at a strike price of $14.41 per share, to the Company’s officers and directors under its 2006 Stock Option Plan.  The awards vest over a five year period.  Total compensation cost that has been charged against income for those plans for the year ended December 31, 2007, was $146 for the Management Recognition Plan and $100 for the Stock Option Plan.  The total income tax benefit was $66 for this period.

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

Table of Contents 2

MUTUAL FEDERAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
(Dollar amounts in thousands)

NOTE 8 – BENEFIT PLANS (Continued)

The fair value of options granted during 2007 was determined using the following weighted-average assumptions as of grant date:

Risk-free interest rate	4.50%
Expected term	6.50	years
Expected stock price volatility	9.40%
Dividend yield	0.00%

A summary of the activity in the stock option plan for 2007 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	—	—	—	—
Granted	131,871	$14.41	10.0	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at December 31, 2007	131,871	$14.41	9.0	—
Exercisable at December 31, 2007	—	$—	—	—
Expected to vest at December 31, 2007	131,871	$14.41	—	—

Information related to the stock option plan during 2007 follows:

Intrinsic value of options exercised	—
Cash received from option exercises	—
Tax benefit realized from option exercises	—
Weighted average fair value of options granted	$3.96

As of December 31, 2007, there was $422 of total unrecognized compensation cost related to non-vested stock options granted under the Plan.  The cost is expected to be recognized over a weighted-average remaining period of 4.0 years.

Stock Award Plan

A Management Recognition and Retention Plan (“MRP”) provides for the issuance of shares to directors and officers.  Compensation expense is recognized over the vesting period of the shares based on the market value of the shares at issue date.  Total shares issuable under the plan are 71,282 at December 31, 2007.

Table of Contents 2

MUTUAL FEDERAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
(Dollar amounts in thousands)

NOTE 8 – BENEFIT PLANS (Continued)

A summary of changes in the Company’s non-vested shares for the year follows:

	Shares	Weighted Average Grant Price	Weighted Average Grant-Date Fair Value

Non-vested at January 1, 2007	—	—	—
Granted	52,748	$14.41	$760
Vested	—	—	—
Forfeited	—	—	—
Non-vested at December 31, 2007	52,748	$14.41	$760

As of December 31, 2007, there was $614 of total unrecognized compensation cost related to non-vested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average remaining period of 4.0 years.

The Company has a 401(k) profit sharing plan covering substantially all employees who have attained the age of 21 and have completed three months of service.  Employee contributions are matched at 100% up to 3% of compensation and 50% of contributions over 3%, but do not exceed 5% of compensation.  The matching contribution expense was $23 and $25 for the years ended December 31, 2007 and 2006.  The 401(k) profit sharing plan also provides for a discretionary profit sharing contribution determined annually by the Board of Directors.  The Board approved no discretionary contributions for the years ended December 31, 2007 and 2006.

The Company has nonqualified deferred compensation agreements with officers and directors.  Under the terms of these agreements, the officers and directors may defer compensation and directors’ fees and earn interest on the balance.  Interest is computed at the Company’s interest rate for one-year certificates of deposit.  Interest expense for the years ended December 31, 2007 and 2006 approximated $15 and $14.  In addition, for the years ended December 31, 2007 and 2006, approximately $24 was distributed each year.  The agreements were amended during 2005 to terminate deferrals after 2004.  At December 31, 2007 and 2006, $387 and $396 of deferred compensation was included in accrued interest payable and other liabilities on the statements of financial condition.

The Company provides supplemental health care benefits to cover the Medicare costs for employees who reach the age of 65 and have at least 10 years of service with the Company.  At December 31, 2007 and 2006, a liability of $64 and $83 is included in accrued expenses and other liabilities in the statements of financial condition.  The Company recorded expense of $5 and $8 for the years ended December 31, 2007 and 2006.  During 2005 the Bank amended the Plan to cap the maximum amount of premium that it would pay per qualified individual per month, and provided that new entrants after September 30, 2006, would pay the entire premium.  The other related disclosures are not considered significant to the consolidated financial statements.

Table of Contents 2

MUTUAL FEDERAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
(Dollar amounts in thousands)

NOTE 9 – INCOME TAXES

Income tax expense was as follows.

	2007	2006
Federal
Current	$323	$282
Deferred	(124)	(9)
	199	273
State
Current	45	24
Deferred	(25)	7
	20	31
	$219	$304

Effective tax rates differ from federal statutory rate of 34% applied to income before income taxes due to the following.

	2007	2006

Provision calculated at statutory federal rate	$175	$284
Effect of:
State taxes, net of federal benefit	13	24
Stock based compensation	25	—
Other, net	6	(4)
Total	$219	$304
Effective tax rate	42.6%	36.5%

Year-end deferred tax assets and liabilities were due to the following.

	2007	2006
Deferred tax assets:
Allowance for loan losses	$111	$90
Deferred compensation	150	154
Accrued post retirement benefit	25	32
Stock based compensation	67	—
Write down of impaired securities	59	—
	412	276
Deferred tax liabilities:
Federal Home Loan Bank stock dividends	$(61)	$(61)
Depreciation	(8)	(12)
Net unrealized gain on securities available-for-sale	(141)	(84)
Other	(3)	(12)
	(213)	(169)
Net deferred tax asset	$199	$107

Table of Contents 2

MUTUAL FEDERAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
(Dollar amounts in thousands)

NOTE 9 – INCOME TAXES (Continued)

Federal income tax laws provided additional bad debt deductions through 1987, totaling $2,552.  Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would total $991 at year end 2007.  If the Bank were liquidated or otherwise ceases to be a bank or if tax laws were to change, this liability of $991 would be expensed and paid.  Management has not recorded a valuation allowance based on taxes paid in prior years.

NOTE 10 – LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES

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

The contractual amount of fixed rate loan commitments at December 31, 2007 and 2006 were $205 and $576.  Commitments to make loans are generally made for periods of 60 days or less.  The fixed-rate loan commitments at December 31, 2007 have interest rates ranging from 6.25% to 6.75% and maturities ranging from 10 years to 15 years.

NOTE 11 – CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS

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

Prompt corrective action regulations provide five classifications:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  At year-end 2007 and 2006, the most recent regulatory notifications categorized the Association as well capitalized under the regulatory framework for prompt corrective action.

There are no conditions or events since that notification that management believes have changed the institution’s category.  Actual and required capital amounts and ratios are presented below:

Table of Contents 2

MUTUAL FEDERAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
(Dollar amounts in thousands)

NOTE 11 – CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (Continued)

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2007
Total capital to risk-weighted assets	$24,318	59.14%	$3,290	8.00%	$4,112	10.00%
Tier 1 (core) capital to risk-weighted assets	23,909	58.14	1,645	4.00	2,467	6.00
Tier 1 (core) capital to adjusted total assets	23,909	32.85	2,911	4.00	3,639	5.00
Tangible capital (to adjusted total assets)	23,909	32.85	1,092	1.50	—	—

December 31, 2006
Total capital to risk-weighted assets	$23,649	57.79%	$3,274	8.0%	$4,092	10.0%
Tier 1 (core) capital to risk-weighted assets	23,174	56.63	1,637	4.0	2,455	6.0
Tier 1 (core) capital to adjusted total assets	23,174	30.99	2,991	4.0	3,739	5.0
Tangible capital (to adjusted total assets)	23,174	30.99	1,122	1.5	—	—

The following is a reconciliation of the Bank’s equity under accounting principles generally accepted in the United States of America (“GAAP”) to regulatory capital.

	2007	2006
GAAP equity	$24,131	$23,307
Unrealized gain on securities available-for-sale	(222)	(133)
Tier 1 capital	23,909	23,174
General allowance for loan losses	290	240
Allowable portion (45%) of unrealized gains on equity securities available-for-sale	119	235
Total regulatory capital	$24,318	$23,649

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

Table of Contents 2

MUTUAL FEDERAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
(Dollar amounts in thousands)

NOTE 11 – CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (Continued)

Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above.  At January 1, 2008, the Bank could, without prior approval, declare dividends of approximately $1.1 million.

NOTE 12 – OTHER COMPREHENSIVE INCOME

Other comprehensive income (loss) components and related tax effects were as follows:

	2007	2006
Unrealized holding gains (losses) on securities available-for-sale	$297	$80
Reclassification adjustment for gains (losses) realized in income	(152)	—
Net unrealized gains (losses)	145	80
Tax effect	(56)	(30)
Other comprehensive income	$89	$50

NOTE 13 – FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments were as follows:

	December 31, 2007		December 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$2,264	$2,264	$2,268	$2,268
Securities available-for-sale	16,345	16,345	19,559	19,559
Loans, net	53,047	53,966	51,924	52,209
Federal Home Loan Bank stock	610	610	500	500
Accrued interest receivable	360	360	339	339
Financial liabilities:
Deposits	39,719	39,805	43,308	43,227
Advances from Federal Home Loan Bank	5,000	5,012	2,000	2,000
Advance payments by borrowers for taxes and insurance	236	236	401	401
Accrued interest payable	115	115	70	70

The methods and assumptions used to estimate fair value are described as follows.

Table of Contents 2

MUTUAL FEDERAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
(Dollar amounts in thousands)

NOTE 13 – FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

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

NOTE 14 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information for the parent company only, Mutual Federal Bancorp, Inc., follows:

CONDENSED BALANCE SHEETS
December 31, 2007 and 2006

	2007	2006
ASSETS
Cash and cash equivalents	$1,838	$4,088
Investment in banking subsidiary	24,131	23,307
ESOP note receivable	796	840
Other assets	256	72
Total assets	$27,021	$28,307
LIABILITIES AND EQUITY
Accrued expenses and other liabilities	$2	$8
Common stock in ESOP subject to contingent repurchase obligation	108	66
Stockholders’ equity	26,911	28,233
Total liabilities and stockholders’ equity	$27,021	$28,307

CONDENSED STATEMENTS OF INCOME
For the year ended December 31, 2007 and the period April 4, 2006 through December 31, 2006

Interest income	$97	$59
Other expense	(360)	(246)
Income (loss) before income tax and undistributed subsidiary income	(263)	(187)
Income tax benefit	95	73
Equity in undistributed subsidiary income	463	537
Net income	$295	$423

Table of Contents 2

MUTUAL FEDERAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
(Dollar amounts in thousands)

NOTE 14 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS
For the year ended December 31, 2007 and the period April 4, 2006 through December 31, 2006

	2007	2006
Cash flows from operating activities
Net income	$295	$423
Adjustments:
Equity in undistributed subsidiary income	(463)	(537)
Stock based compensation	49	—
Change in other assets	(184)	(72)
Change in other liabilities	(6)	7
Net cash from operating activities	(309)	(179)
Cash flows from investing activities
Investments in subsidiary	—	(4,224)
ESOP loan made	—	(873)
ESOP loan payments received	44	33
Net cash from investing activities	44	(5,064)
Cash flows from financing activities
Proceeds from stock issue	—	9,331
Purchase of treasury stock	(1,985)	—
Net cash from financing activities	(1,985)	9,331
Net change in cash and cash equivalents	(2,250)	4,088
Beginning cash and cash equivalents	4,088	—
Ending cash and cash equivalents	$1,838	$4,088

NOTE 15 – EARNINGS PER SHARE

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  Basic and fully diluted weighted average shares outstanding for the year ended December 31, 2007, are 3,535,838.  During the year ended December 31, 2007, the average fair value of the Company’s common stock was less than $14.41 and the stock option and stock grant awards had no dilutive effect on earnings per share. Earnings per share prior to the minority stock issuance on April 4, 2006, is no longer meaningful.  Earnings per share for the year ended December 31, 2006, includes net income for the period from April 4, 2006 through December 31, 2006.

Table of Contents 2

MUTUAL FEDERAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
(Dollar amounts in thousands)

The factors used in the earnings per share computation for the years ended December 31, 2007, and 2006 follow:

	2007	2006
Basic
Net income	$295	$423
Weighted average common shares outstanding	3,615,622	3,636,875
Less: average unallocated ESOP shares	(79,784)	(84,989)
Average shares	3,535,838	3,551,886
Basic earnings per common share	$0.08	$0.12
Diluted
Net Income	$295	$423
Weighted average common shares outstanding for basic earnings per common share	3,535,838	3,551,886
Add: dilutive effects of assumed exercises of stock options	—	—
Average shares and dilutive potential common shares	3,535,838	3,551,886
Diluted earnings per common share	$0.08	$0.12

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 21st day of March, 2008.

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

Name	Title	Date

/s/Stephen M. Oksas	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	March 21, 2008
Stephen M. Oksas

/s/John L. Garlanger	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 21, 2008
John L. Garlanger

/s/Stanley Balzekas III	Director	March 21, 2008
Stanley Balzekas III

/s/Robert P. Kazan	Director	March 21, 2008
Robert P. Kazan

/s/Leonard F. Kosacz	Director	March 21, 2008
Leonard F. Kosacz

/s/Julie H. Oksas	Executive Vice President and Director	March 21, 2008
Julie H. Oksas

S-1

Name	Title	Date

/s/Stephanie Simonaitis	Director	March 21, 2008
Stephanie Simonaitis

/s/Amy P. Keane	Director	March 21, 2008
Amy P. Keane

S-2

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Charter of Mutual Federal Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to Registrant’s Form SB-2 filed with the Commission on November 18, 2005).

3.2	Bylaws of Mutual Federal Bancorp, Inc., as amended (incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-QSB filed with the Commission on May 11, 2007).

4.1	Specimen Common Stock Certificate of Mutual Federal Bancorp, Inc. (incorporated by reference to Exhibit 4.1 to Registrant’s Form SB-2 filed with the Commission on November 18, 2005).

10.1	Form of Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Amendment No. 1 to Form SB-2 filed with the Commission on February 4, 2006).

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

10.8	Form of Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Form SB-2 filed with the Commission on February 4, 2006).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K for the year ended December 31, 2006 filed with the Commission on March 29, 2007).

21.1	Subsidiaries of the Company

23.1	Consent of Crowe Chizek and Company LLC

24.1	Power of Attorney (set forth on signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

2