Form 10-Q
period 2008-03-31
Mutual Federal Bancorp, Inc.
filed 2008-05-14
CIK 1344802

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

or

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______to_______

Commission File Number 000-51876

MUTUAL FEDERAL BANCORP, INC.
(Exact name of registrant specified in its charter)

Federal (State or other jurisdiction of incorporation or organization)	33-1135091 (I.R.S. Employer Identification Number)
2212 West Cermak Road Chicago, Illinois 60608 (Address of principal executive offices)

(773) 847-7747
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of May 1, 2008
Common Stock, $0.01 par value	3,530,317

MUTUAL FEDERAL BANCORP, INC.

FORM 10-Q

For the quarterly period ended March 31, 2008

i

PART I. – FINANCIAL INFORMATION

Item 1.                      Financial Statements

MUTUAL FEDERAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)
(Dollar amounts in thousands except share data)

	March 31, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$3,651	$2,264
Trading securities	2,442	—
Securities available-for-sale	13,027	16,345
Loans, net of allowance for loan losses of $330 at March 31, 2008; $290 at December 31, 2007	52,267	53,047
Federal Home Loan Bank stock, at cost	610	610
Premises and equipment, net	239	250
Accrued interest receivable	384	360
Other assets	353	135
Total assets	$72,973	$73,011
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Non-interest-bearing deposits	$247	$331
Interest-bearing deposits	39,512	39,388
Total deposits	39,759	39,719
Advance payments by borrowers for taxes and insurance	145	236
Advances from the Federal Home Loan Bank	5,000	5,000
Accrued interest payable and other liabilities	919	1,037
Common stock in ESOP subject to contingent repurchase obligation	133	108
Total liabilities	45,956	46,100
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized at March 31, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value, 12,000,000 shares authorized, 3,636,875 shares issued at March 31, 2008 and December 31, 2007	36	36
Additional paid-in capital	9,780	9,738
Treasury stock, at cost, 106,558 shares at March 31, 2008 and 108,696 at December 31, 2007	(1,261)	(1,286)
Retained earnings	19,092	19,077
Reclassification of ESOP shares	(133)	(108)
Unearned ESOP shares	(754)	(768)
Accumulated other comprehensive income	257	222
Total stockholders’ equity	27,017	26,911
Total liabilities and stockholders’ equity	$72,973	$73,011

See accompanying notes to unaudited consolidated financial statements.

MUTUAL FEDERAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollar amounts in thousands except share data)

	Three Months Ended March 31,
	2008	2007
Interest and dividend income
Loans, including fees	$823	$853
Securities	189	221
Interest earning deposits	15	9
Federal Home Loan Bank stock dividends	—	4
Total interest and dividend income	1,027	1,087
Interest expense
Deposits	272	292
Advances from Federal Home Loan Bank	62	29
	334	321
Net interest income	693	766
Provision for loan losses	40	10
Net interest income after provision for loan losses	653	756

Non-interest income
Changes in fair value of trading securities	(8)	—
Other income	11	9
Total non-interest income	3	9
Non-interest expense
Compensation and benefits	373	345
Occupancy and equipment	40	43
Data processing	26	28
Professional fees	117	130
Other expense	72	69
Total non-interest expense	628	615
Income before income taxes	28	150
Income tax expense	13	65
Net income	$15	$85

Earnings per share (basic and diluted)	$0.00	$0.02

See accompanying notes to unaudited consolidated financial statements.

MUTUAL FEDERAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(Dollar amounts in thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Amount Reclassified on ESOP Shares	Unearned ESOP Shares	Accumulated Other Comprehensive Income/(Loss)	Total
Balance at January 1, 2007	$36	$10,175	$—	$18,782	$(66)	$(827)	$133	$28,233
Comprehensive income:
Net income	—	—	—	85	—	—	—	85
Change in net unrealized gain (loss) on securities available-for-sale, net of taxes and reclassification adjustments	—	—	—	—	—	—	9	9
Total comprehensive income (loss)								94
MRP shares earned	—	32	—	—	—	—	—	32
Stock option shares earned	—	22	—	—	—	—	—	22
Adjustment to fair value of common stock in ESOP subject to contingent repurchase obligation of ESOP shares	—	—	—	—	(18)	—	—	(18)
ESOP shares committed to be released (1,482)	—	6	—	—	—	15	—	21
Balance at March 31, 2007	$36	$10,235	$—	$18,867	$(84)	$(812)	$142	$28,384
Balance at January 1, 2008	$36	$9,738	$(1,286)	$19,077	$(108)	$(768)	$222	$26,911

See accompanying notes to unaudited consolidated financial statements.

MUTUAL FEDERAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(Dollar amounts in thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Amount Reclassified on ESOP Shares	Unearned ESOP Shares	Accumulated Other Comprehensive Income/(Loss)	Total
Comprehensive income:
Net income	—	—	—	15	—	—	—	15
Change in net unrealized gain (loss) on securities available-for-sale, net of taxes and reclassification adjustments	—	—	—	—	—	—	35	35
Total comprehensive income								50
MRP share grants, 2,138 shares at cost	—	(25)	25	—	—	—	—	—
MRP shares earned	—	38	—	—	—	—	—	38
Stock option shares earned	—	26	—	—	—	—	—	26
Adjustment to fair value of common stock in ESOP subject to contingent repurchase obligation of ESOP shares	—	—	—	—	(25)	—	—	(25)
ESOP shares committed to be released (1,440)	—	3	—	—	—	14	—	17
Balance at March 31, 2008	$36	$9,780	$(1,261)	$19,092	$(133)	$(754)	$257	$27,017

See accompanying notes to unaudited consolidated financial statements.

MUTUAL FEDERAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities
Net income	$15	$85
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	40	10
Depreciation	13	15
Net amortization of securities	5	9
Dividends reinvested on securities	(27)	(29)
Changes in fair value of trading securities	8	—
ESOP expense	17	21
MRP expense	38	32
Option expense	26	22
Increase in accrued interest receivable and other assets	(242)	(55)
Increase (decrease) in accrued interest payable and other liabilities	(142)	119
Net cash provided by (used in) operating activities	(249)	229
Cash flows from investing activities
Activity in securities available-for-sale:
Proceeds from maturities, calls, and principal repayments	949	542
Loan originations and payments, net	740	(1,650)
Additions to premises and equipment	(2)	(1)
Net cash provided by (used in) investing activities	1,687	(1,109)
Cash flows from financing activities
Net increase (decrease) in deposits	40	(492)
Net decrease in advance payments by borrowers for taxes and insurance	(91)	(204)
Advances from the Federal Home Loan Bank	2,000	500
Repayment of advances from the Federal Home Loan Bank	(2,000)	—
Net cash used in financing activities	(51)	(196)
Net increase (decrease) in cash and cash equivalents	1,387	(1,076)
Cash and cash equivalents at beginning of period	2,264	2,268
Cash and cash equivalents at end of period	$3,651	$1,192
Supplemental disclosure of cash flow information
Adoption of fair value option
Securities transferred from available-for-sale to trading	$2,423	—
Cash paid during the year for:
Interest	$346	$291
Income taxes	106	—

See accompanying notes to unaudited consolidated financial statements.

MUTUAL FEDERAL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with instructions to Form 10-Q (as applicable to smaller reporting companies) and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments consisting of normal recurring accruals necessary for a fair presentation have been included.  The results of operations and other data for the three months ended March 31, 2008, are not necessarily indicative of results that may be expected for the entire fiscal year ended December 31, 2008.

The consolidated financial statements include Mutual Federal Bancorp, Inc. (the “Company”), and its wholly owned subsidiary Mutual Federal Savings and Loan Association of Chicago and its wholly owned subsidiary, EMEFES Service Corporation, together referred to as “the Bank.”  Intercompany transactions and balances are eliminated in consolidation.  As of March 31, 2008, Mutual Federal Bancorp, MHC (the “MHC”) was the majority (72%) stockholder of the Company.  The MHC is owned by the depositors of the Bank.  The financial statements included in this Form 10-Q do not include the transactions and balances of the MHC.  EMEFES Service Corporation is an insurance agency that sells insurance products to the Bank’s customers.  The insurance products are underwritten and provided by a third party.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets and of tangible capital to average assets.  As of March 31, 2008, the Bank met the capital adequacy requirements to which it is subject.  The Bank’s tangible capital ratio at March 31, 2008 was 33.14%.  The Tier 1 capital ratio was 33.14%, the Tier 1 risk-based capital ratio was 59.53%, and the total risk-based capital ratio was 60.40%.

The most recent notification from the federal banking agencies categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios.  There are no conditions or events since that notification that have changed the Bank’s category.

MUTUAL FEDERAL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Commitments

At March 31, 2008, the Bank had outstanding commitments to make loans of $654,000.  At December 31, 2007, the Bank had outstanding commitments to make loans of $205,000.

Note 4 – Fair Value Option and Fair Value Measurements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard is effective for fiscal years beginning after November 15, 2007.  The impact of  adoption was not material.  In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157.  This FSP delays the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The impact of adoption was not material.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The new standard is effective for the Company on January 1, 2008.  The Company has elected the fair value option for various mutual funds included in trading securities as of January 1, 2008.  The impact of adoption is not material, as the Company recognized an impairment charge at December 31, 2007, resulting in the mutual funds being carried at fair value.

Note 5 – Fair Value

Fair Value Option

The Company has elected the fair value option for various mutual funds in order to make them more readily available for liquidity management.  The mutual funds are the only assets being designated as trading assets.  The Company’s investments in Federal Home Loan Mortgage Corporation common and preferred stock, and all debt securities, will continue to be held as available for sale, carried at fair value with unrealized gains and losses recorded through accumulated other comprehensive income.

Fair Value Measurement

Statement 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Statement 157 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) of identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

MUTUAL FEDERAL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Fair Value (continued)

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Company determines the fair values of trading securities and securities available for sale by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

		Fair Value Measurements at March 31, 2008 Using
	March 31, 2008	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Trading securities	$2,442	$2,442	$—	$—
Securities available-for-sale	13,027	578	12,449	—
	$15,469	$3,020	$12,449	$—

Dividend income earned on trading securities is reinvested and used to purchase additional shares.  Changes in share price is recorded through the income statement as changes in fair value of trading securities.  During the quarter, the Company recognized an unrealized loss of $8,000 on changes in fair value of trading securities.

Note 6 – Employee Stock Ownership Plan

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

As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares and the shares become outstanding for earnings-per-share (“EPS”) computations.  Upon termination of their employment, participants in the ESOP who elect to receive their benefit distributions in the form of Company common stock may require the Company to purchase the common stock distributed at fair value.  This contingent repurchase obligation is reflected in the Company’s financial statements as “Common stock in ESOP subject to contingent repurchase obligation” and reduces stockholders’ equity by an amount that represents the market value of all the Company’s common stock held by the ESOP and allocated to participants, without regard to whether it is likely that

MUTUAL FEDERAL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Employee Stock Ownership Plan (continued)

the shares would be distributed or that the recipients of the shares would be likely to exercise their right to require the Company to purchase the shares.  At March 31, 2008, there were 11,761 ESOP shares allocated or committed to be allocated.

Note 7 – Stock Based Compensation

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

On March 18, 2008, the Company awarded 2,138 shares of common stock, with a fair value of $11.35 per share, to a director of the Company under its 2006 Management Recognition and Retention Plan.  The Company also awarded to this director options to purchase 5,346 shares of the Company’s common stock at a strike price of $11.35 per share under its 2006 Stock Option Plan.

The awards vest over a five year period.  Total compensation cost that has been charged against income for those plans for the three months ended March 31, 2008 and 2007, was $64,000 and $54,000, respectively.  The total income tax benefits were estimated at $18,000 and $15,000.

Stock Option Plan

The Company’s 2006 Stock Option Plan, which is shareholder-approved, permits the grant of stock options to its officers, directors and employees for up to an aggregate 178,206 shares of common stock.  The Company believes that such awards better align the interests of its employees with those of its shareholders.  Option awards are granted with an exercise price that is no less than the market price of the Company’s common stock at the date of grant, have vesting periods of five years, and have 10-year contractual terms.  The Company anticipates purchasing shares to satisfy share option exercises.

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below.  Since the Company stock has only been trading since April 6, 2006, the Company has used the price volatility of similar entities to estimate volatility.  The Company has no historical data on which to base forfeiture estimates, and has assumed no forfeitures.  The expected term of options granted is based on the calculation for “plain vanilla options” permitted by Staff Accounting Bulletin No. 107, and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable.  The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The fair value of options granted during 2008 and 2007 were determined using the following weighted-average assumptions as of grant date:

	2008		2007
Risk-free interest rate	3.47%		4.50%
Expected term	6.50	years	6.50	years
Expected stock price volatility	13.51%		9.40%
Dividend yield	0.00%		0.00%

MUTUAL FEDERAL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Stock Based Compensation (continued)

A summary of the activity in the stock option plan for 2008 and 2007 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2008	131,871	$14.41	9.0	$—
Granted	5,346	11.35	10.0	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at March 31, 2008	137,217	$14.29	8.8	$—

Exercisable at March 31, 2008	26,374	$14.41		$—

Outstanding at January 1, 2007	—	$—	—	$—
Granted	131,871	14.41	10.0	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at March 31, 2007	131,871	$14.41	9.8	$—

Information related to the stock option plan during 2008 and 2007 follows:

	2008	2007
Intrinsic value of options exercised	$—	$—
Cash received from option exercises	—	—
Tax benefit realized from option exercises	—	—
Weighted average fair value of options granted	$2.83	$3.96

As of March 31, 2008, there was $411,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plan.  The cost is expected to be recognized over a weighted-average remaining period of 3.8 years.

Stock Award Plan

The Company’s 2006 Management Recognition and Retention Plan (“MRP”), which is shareholder approved, permits awards of up to an aggregate 71,282 shares of the Company’s common stock to officers, directors and employees.  Compensation expense is recognized over the vesting period of the shares based on the market value of the shares at issue date.

A summary of changes in the Company’s non-vested shares for the quarters ended March 31, 2008 and 2007, follows:

MUTUAL FEDERAL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Stock Based Compensation (continued)

	Shares	Weighted Average Grant Price	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2008	52,748	$14.41	$760,000
Granted	2,138	11.35	24,000
Vested	(10,553)	14.41	(152,000)
Forfeited	—	—	—
Non-vested at March 31, 2008	44,333	$14.26	$632,000

Non-vested at January 1, 2007	—	—	$—
Granted	52,748	14.41	760,000
Vested	—	—	—
Forfeited	—	—	—
Non-vested at March 31, 2007	52,748	$14.41	$760,000

    As of March 31, 2008, there was $600,000 of total unrecognized compensation cost related to non-vested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average remaining period of 3.8 years.

Note 8 – Earnings Per Share

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  Both basic and fully diluted weighted average shares outstanding for the three months ended March 31, 2008 and 2007, are 3,452,408 and 3,554,868, respectively.  During the three months ended March 31, 2008 and 2007, the average fair value of the Company’s common stock was less than the exercise price, and the stock option awards had no dilutive effect on earnings per share.

The factors used in the earnings per share computation for the three months ended March 31, 2008 and 2007, follow:

	2008	2007
Basic
Net income	$15,000	$85,000
Weighted average common shares outstanding	3,528,508	3,636,875
Less: Average unallocated ESOP shares	(76,100)	(82,007)
Average shares	3,452,408	3,554,868
Basic earnings per common share	$0.00	$0.02

MUTUAL FEDERAL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Earnings Per Share (continued)

	2008	2007
Diluted
Net income	$15,000	$85,000
Weighted average common shares outstanding for basic earnings per common share	3,452,408	3,554,868
Add: Dilutive effects of assumed exercises of stock options	—	—
Average shares and dilutive potential common shares	3,452,408	3,554,868
Diluted earnings per common share	$0.00	$0.02

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition and results of operations.  You should read the information in this section in conjunction with our audited consolidated financial statements for the years ended December 31, 2007 and 2006, which are included in Form 10-KSB filed with the Securities and Exchange Commission on March 21, 2008.

Forward-Looking Information

This report contains forward-looking statements, which can be identified by the use of such words as estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions.  These forward-looking statements include statements of our goals, intentions and expectations; statements regarding our business plans and prospects and growth and operating strategies; statements regarding the asset quality of our loan and investment portfolios; and estimates of our risks and future costs and benefits.  These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events:

•	significantly increased competition among depository and other financial institutions;

•	our ability to enter new markets successfully and take advantage of growth opportunities;

•	our ability to successfully implement our business plan;

•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	general economic conditions, either nationally or in our market area, that are worse than expected;

•	adverse changes in the securities markets;

•	deterioration in asset quality due to adverse changes in the residential real estate market;

•	legislative or regulatory changes that adversely affect our business;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board and the PCAOB; and

•	changes in our organization, compensation and benefit plans.

These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements.  Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Overview

Our results of operations depend primarily on our net interest income.  Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, U.S. government and agency securities, mortgage-backed securities and other interest earning assets (primarily cash and cash equivalents), and the interest we pay on our interest-bearing liabilities, consisting of savings accounts, time deposits, and advances from the Federal Home Loan Bank.  Our results of operations are also affected by our provisions for loan losses, non-interest income and non-interest expense.  Non-interest income consists primarily of miscellaneous fees and charges on loan and deposit accounts, and changes in the fair value of trading securities.  Non-interest expense currently consists primarily of salaries and employee benefits, occupancy, data processing, professional fees, and other operating expenses.  Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

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

Comparison of Financial Condition at March 31, 2008 and December 31, 2007

Our total assets were approximately the same, with $73.0 million at March 31, 2008, and at December 31, 2007.  Loans receivable decreased $780,000, or 1.5%, to $52.3 million at March 31, 2008, from $53.0 million at December 31, 2007, reflecting a decrease of $575,000, or 1.7%, in one-to-four family residential mortgage loans and a decrease of $186,000, or 1.0%, in multi-family residential mortgage loans during the period.

Total deposits increased $40,000, or 0.1%, to $39.8 million at March 31, 2008, from $39.7 million at December 31, 2007.  Stockholders’ equity increased $106,000, to $27.0 million at March 31, 2008,  from $26.9 million at December 31, 2007.  The increase reflects net income of $15,000 for the quarter, a $35,000 increase in accumulated other comprehensive income from net unrealized gains on securities available-for-sale, an $81,000 increase from recognition of stock benefits earned under the Company’s Employee Stock Ownership Plan, Management Recognition and Retention Plan, and Stock Option Plan, offset by a $25,000 reclassification due to the commitment for release and change in fair value of common stock in the ESOP subject to the contingent repurchase obligation of ESOP shares.

Comparison of Operating Results for the Three Months Ended March 31, 2008 and 2007

General.  Net income decreased $70,000, or 82.4%, to $15,000 for the three months ended March 31, 2008, from $85,000 for the three months ended March 31, 2007.  The primary reason for the decrease was a $73,000, or 9.5% decrease in net interest income, to $693,000 for the three months ended March 31, 2008, from $766,000 for the three months ended March 31, 2007.  The provision for losses on loans also increased, to $40,000 for the three months ended March 31, 2008, from $10,000 in the first quarter of 2007.

Compensation and benefits increased $28,000, or 8.1%, to $373,000 for the three months ended March 31, 2008, from $345,000 for the three months ended March 31, 2007, primarily due to normal salary increases and to a $10,000 increase in the amortization of stock awards and stock option expense.  This was offset to a degree by a $13,000, or 10.0% decrease in professional fees, to $117,000 for the current period, from $130,000 for the same period last year.

The annualized return on average assets was 0.08% for the three months ended March 31, 2008, compared to 0.45% for the same period last year, and the annualized return on equity was 0.22%  and 1.20%, respectively, for these two periods.

Interest Income.  Interest and dividend income decreased $60,000, or 5.5%, to $1.0 million for the three months ended March 31, 2008, compared to $1.1 million for the three months ended March 31, 2007.  The decrease resulted from the $2.1 million, or 2.9%, decrease in the average balance of interest-earning assets, to $70.9 million in the first quarter of 2008, compared to $73.0 million in the first quarter of 2007, and to a decrease of 16 basis points in the average yield on interest earning assets, to 5.79% in 2008, from 5.95% in 2007.  In addition, it is the Company’s policy to reserve all accrued interest on loans 90 days or more delinquent, which resulted in a $36,000 reduction in interest income on loans during the first quarter of 2008, compared to a $5,000 decrease during the first quarter of 2007.

Interest income and fees from loans receivable decreased $30,000, or 3.5%, to $823,000 for the three months ended March 31, 2008, from $853,000 for the three months ended March 31, 2007.  The primary reason was the increase in the reserve for uncollected interest.  In addition, the decrease resulted from a $158,000, or 0.3%, decrease in the average balance of loans receivable, to $52.5 million in the first quarter of 2008, compared to $52.7 million in the first quarter of 2007, and from a decrease of 21basis points in the average yield on loans receivable, to 6.27% in 2008, from 6.48% in 2007.

Interest and dividend income from securities, FHLB stock, and interest-earning deposits decreased $30,000, or 12.8%, to $204,000 for the three months ended March 31, 2008, from $234,000 for the three months ended March 31, 2007.  The primary reason for the decrease was the decrease in average balances of  securities, FHLB stock, and interest-earning deposits of $1.9 million, or 9.5%, to $18.4 million in 2008, from $20.4 million in 2007, and by a 17 basis point decrease in average yield to 4.43% in 2008, from 4.60% in 2007.  In addition, the FHLB of Chicago has suspended its dividend, which amounted to $4,000 of income during the first quarter of 2007, and the Federal Home Loan Mortgage

Corporation reduced the dividend on its common stock by one half, resulting in a reduction of $2,000 in dividend income from this source during the first quarter of 2008.

 Interest Expense.  Interest expense on deposits decreased $20,000, or 6.9%, to $272,000 for the three months ended March 31, 2008, from $292,000 for the three months ended March 31, 2007.  The decrease in interest expense was due primarily to a $3.5 million decrease in the average balance of interest bearing deposits.  The average rate paid on deposits increased three basis points, to 2.77% for the quarter ended March 31, 2008, from 2.74% for the quarter ended March 31, 2007.  Interest expense on certificates of deposit decreased $15,000, or 6.5%, to $215,000 in 2008, from $230,000 in 2007, because of a $1.8 million decrease in the average balance of certificates of deposit, offset somewhat by an increase in the average rate paid on certificates of seven basis points, to 4.17% in 2008, from 4.10% in 2007.

Interest expense on FHLB advances increased $33,000, to $62,000 for the three months ended March 31, 2008, compared to $29,000 for the three months ended March 31, 2007.  The average balance of FHLB advances increased $3.4 million, to $5.6 million for the first quarter of 2008, from $2.2 million for the first quarter of 2007.  The rate paid on advances decreased 89 basis points, to 4.42% in 2008, from 5.31% in 2007.  The overall average cost of funds increased 12 basis points, to 2.98% in 2008, from 2.86% in 2007.

Net Interest Income.  Net interest income decreased $73,000, or 9.5%, to $693,000 for the three months ended March 31, 2008, from $766,000 for the same quarter last year.  Our net interest margin decreased 29 basis points, to 3.91% in 2008, from 4.20% in 2007.  The average yield on interest-earning assets decreased 16 basis points, to 5.79% in 2008, from 5.95% in 2007, and a decrease of $2.1 million, or 2.9%, in the average balance of interest-earning assets, both contributed to interest income decreasing by $73,000.  The average rate paid on interest-bearing liabilities increased, to 2.98% in 2008, from 2.86% in 2007, and the average balance of interest-bearing liabilities decreased $32,000, with interest expense increasing by $13,000.  The interest rate spread between interest earning assets and interest bearing liabilities decreased 28 basis points, to 2.81% in 2008, from 3.09% in 2007.

Provision for Loan Losses.  During the three months ended March 31, 2008, management made an additional $40,000 provision for losses on loans, based on its quarterly evaluation of the level of the allowance necessary to absorb probable incurred loan losses at March 31, 2008.  Management considers changes in delinquencies, changes in the composition and volume of loans, historical loan loss experience, general economic and real estate market conditions, as well as peer group data, when determining the level on the allowance for loan losses.

During the three months ended March 31, 2008, non-performing (non-accrual) loans increased to $1.7 million, from $259,000 at December 31, 2007.  Loans delinquent 60-89 days were $2.6 million at March 31, 2008, approximately the same as they were at December 31, 2007.  The loan portfolio decreased $765,000, or 1.4%, to $52.3 million at March 31, 2008, from $53.0 million at December 31, 2007.  During this period, one- to four-family residential mortgage loans decreased $575,000, or 1.7%, and multi-family residential mortgage loans decreased $186,000, or 1.0%.  There were no loan charge-offs during the first quarters of 2008 or 2007.  At March 31, 2008, the allowance for loan losses was $330,000, or 0.63% of loans receivable, compared to $290,000, or 0.54% of loans receivable at December 31, 2007.  In a similar evaluation of the allowance for loan losses at March 31, 2007, management determined that there was a need for a $10,000 provision for the three months then ended.

Non-interest Income.  Non-interest income decreased $6,000, to $3,000 for the three month period ended March 31, 2008, compared to $9,000 for the three months ended March 31, 2007.  The decrease was due to an $8,000 fair value adjustment to various mutual funds carried as trading securities and accounted for under FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which was adopted for these mutual funds on January 1, 2008.

Non-interest Expense.  Non-interest expense increased $13,000, or 2.1%, to $628,000 for the three months ended March 31, 2008, from $615,000 for the same quarter last year.  Compensation and employee benefits increased $28,000, or 8.1%, to $373,000 in 2008, from $345,000 in 2007, primarily due to salary increases in the ordinary course of business and to a $10,000 increase in the amortization of stock grant and stock option expense.

Occupancy costs decreased $3,000, or 7.0%, to $40,000 in 2008, from $43,000 in 2007.  Data processing fees decreased $2,000, or 7.1%, to $26,000, from $28,000 in 2007.  Professional fees, including legal, accounting and consulting fees, decreased $13,000, or 10.0%, to $117,000 in 2008, from $130,000 in 2007.  Miscellaneous expenses increased $3,000, or 4.4%, to $72,000 for the first quarter of 2008, from $69,000 for the first quarter of 2007.

The Company’s ratio of non-interest expense to average assets increased to 3.40% in the first quarter of 2008, from 3.27% in 2007, and its efficiency ratio was 89.2% in 2008, compared to 79.4% in 2007.

Income Tax Expense.  The provision for income taxes decreased $52,000, to $13,000 in 2008, from $65,000 in 2007, largely due to the $122,000 decrease in pre-tax income to $28,000 in 2008, from $150,000 in 2007.  The effective tax rate for the quarter ended March 31, 2008, increased to 46.4%, compared to 43.3% for this quarter last year.  The increase in the effective rate was due primarily to nondeductible expenses associated with stock benefit plans.

Average Balance Sheet

The following table sets forth average balance sheets, average annualized yields and costs, and certain other information for the three months ended March 31, 2008 and 2007.  No tax-equivalent yield adjustments were made, as their effects were not material.  All average balances are based on an average of daily balances.  Non-accrual loans are included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.  The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Three Months Ended March 31,
	2008			2007
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
Interest-earning assets:
Loans	$52,520	$823	6.27%	$52,678	$853	6.48%
Securities available for sale	15,800	189	4.78	19,099	221	4.63
Interest-earning deposits	2,004	15	2.99	754	9	4.77
Federal Home Loan Bank Stock	610	—	0.00	500	4	3.20
Total interest-earning assets	70,934	$1,027	5.79%	73,031	$1,087	5.95%
Non-interest-earning assets	2,943			2,227
Total assets	$73,877			$75,258
Interest-Bearing Liabilities:(1)
Savings deposits	$18,611	$57	1.23%	$20,265	$62	1.22%
Certificates of deposit	20,608	215	4.17	22,418	230	4.10
Total interest-bearing deposits	39,219	272	2.77	42,683	292	2.74
Federal Home Loan Bank advances	5,615	62	4.42	2,183	29	5.31
Total interest-bearing liabilities	44,834	334	2.98%	44,866	321	2.86%
Non-interest-bearing liabilities	1,854			2,058
Total liabilities	46,688			46,924
Stockholders’ equity	27,189			28,334
Total liabilities and stockholders’ equity	$73,877			$75,258
Net interest income		$693			$766
Net interest rate spread(2)			2.81%			3.09%
Net interest-earning assets(3)	$26,100			$28,165
Net interest margin(4)			3.91%			4.20%
Ratio of interest-earning assets to interest- bearing liabilities			158.21%			162.78%
____________________
(1)	Non-interest-bearing checking deposits are included in non-interest-bearing liabilities.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At March 31, 2008, $3.7 million of our assets were invested in cash and cash equivalents.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts, and FHLB advances.  Our cash flows are derived from operating activities, investing activities and financing activities as reported in our consolidated statements of cash flows.

Our primary investing activities are the origination of loans and the purchase of investment securities.  During the three months ended March 31, 2008, collected principal payments exceeded our originations by $740,000.  During the three months ended March 31, 2007, net loan originations totaled $1.7 million.  We do not sell loans.  Cash received from principal repayments, calls and maturities of securities totaled $949,000 and $542,000 for the three months ended March 31, 2008 and 2007, respectively.  We did not purchase or sell any securities during the three months ended March 31, 2008 or 2007.

Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by us and by local competitors, and other factors.  There was a net increase in total deposits of $40,000 for the three months ended March 31, 2008, and a net decrease of $492,000 in 2007.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provide an additional source of funds.  During the quarter ended March 31, 2008, the Company borrowed $2.0 million in advances from the Federal Home Loan Bank, and repaid $2.0 million within the quarter.  Our available borrowing limit at March 31, 2008, was $12.2 million (an additional $7.2 million).

 At March 31, 2008, we had outstanding commitments to originate loans of $654,000.  At March 31, 2008, certificates of deposit scheduled to mature in less than one year totaled $19.0 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In the event we do not retain a significant portion of our maturing certificates of deposit, we will have to utilize other funding sources, such as Federal Home Loan Bank of Chicago advances, in order to maintain our level of assets.  Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents.  In addition, the cost of such deposits may be significantly higher if market interest rates are higher at the time of renewal.

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

At March 31, 2008, the we had outstanding commitments to make loans of $654,000.  At December 31, 2007, the we had outstanding commitments to make loans of $205,000.

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

The table below sets forth, as of December 31, 2007, the latest date available, the estimated changes in our NPV and our net interest income that would result from the designated instantaneous changes in the U.S. Treasury yield curve.  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	NPV			Net Portfolio Value as a Percentage of Present Value of Assets
Change In Interest Rates (Basis Points)	Estimated NPV	Amount of Change	Percentage Change	NPV Ratio	Change in Basis Points
(dollars in thousands)
+300	$20,793	$(6,334)	-23%	29.90%	-560	bp
+200	23,010	(4,117)	-15	31.99	-351
+100	25,199	(1,928)	-7	33.92	-158
+50	26,215	(912)	-3	34.77	-73
Unchanged	27,127	—	—	35.50	—
-50	27,939	813	+3	36.13	+63
-100	28,745	1,618	+6	36.74	+124
-200	30,250	3,123	+12	37.82	+232

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Disclosure for this item is currently not required for smaller reporting companies on an interim basis.

Item 4.  Controls and Procedures

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

PART II. – OTHER INFORMATION

Item 1A is currently not required for smaller reporting companies and has been omitted.

Item 1.   Legal Proceedings.

The Company and the Bank are not involved in any pending proceedings other than the legal proceedings occurring in the ordinary course of business.  Such legal proceedings in the aggregate are believed by management to be immaterial to the Company’s business, financial condition, results of operations and cash flows.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(1)
1/1/08–1/31/08	—	—	—	20,544
2/1/08–2/29/08	—	—	—	20,544
3/1/08–3/31/08	—	—	—	20,544
____________________
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

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders of the Company during the first quarter of 2008.

Item 5.   Other Information.

None

Item 6.   Exhibits.

The exhibits filed as part of this Form 10-Q are listed in the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2008	MUTUAL FEDERAL BANCORP, INC. By: /s/Stephen M. Oksas Stephen M. Oksas President and Chief Executive Officer
Date: May 13, 2008	By: /s/John L. Garlanger John L. Garlanger Chief Financial Officer

EXHIBIT INDEX

10.1	Mutual Federal Bancorp, Inc. 2006 Management Recognition and Retention Plan, as amended and restated effective January 1, 2007.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.