Form 10-Q
period 2008-06-30
Mutual Federal Bancorp, Inc.
filed 2008-08-13
CIK 1344802

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of August 1, 2008
Common Stock, $0.01 par value	3,470,317

MUTUAL FEDERAL BANCORP, INC.

FORM 10-Q

For the quarterly period ended June 30, 2008

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

MUTUAL FEDERAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)
(Dollar amounts in thousands except share data)

	June 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$5,315	$2,264
Trading securities	2,322	—
Securities available-for-sale	11,775	16,345
Loans, net of allowance for loan losses of $558 at June 30, 2008; $290 at December 31, 2007	53,418	53,047
Federal Home Loan Bank stock, at cost	610	610
Premises and equipment, net	232	250
Accrued interest receivable	333	360
Other assets	445	135
Total assets	$74,450	$73,011
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Non-interest-bearing deposits	$241	$331
Interest-bearing deposits	39,649	39,388
Total deposits	39,890	39,719
Advance payments by borrowers for taxes and insurance	357	236
Advances from the Federal Home Loan Bank	7,000	5,000
Accrued interest payable and other liabilities	996	1,037
Common stock in ESOP subject to contingent repurchase obligation	144	108
Total liabilities	48,387	46,100
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized at June 30, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value, 12,000,000 shares authorized, 3,636,875 shares issued at June 30, 2008 and December 31, 2007	36	36
Additional paid-in capital	9,848	9,738
Treasury stock, at cost, 166,558 shares at June 30, 2008 and 108,696 at December 31, 2007	(1,925)	(1,286)
Retained earnings	18,937	19,077
Reclassification of ESOP shares	(144)	(108)
Unearned ESOP shares	(739)	(768)
Accumulated other comprehensive income	50	222
Total stockholders’ equity	26,063	26,911
Total liabilities and stockholders’ equity	$74,450	$73,011

See accompanying notes to unaudited consolidated financial statements.

MUTUAL FEDERAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollar amounts in thousands except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest and dividend income
Loans, including fees	$810	$859	$1,633	$1,712
Securities	173	214	362	435
Interest earning deposits	16	8	31	17
Federal Home Loan Bank stock dividends	—	3	—	7
Total interest and dividend income	999	1,084	2,026	2,171
Interest expense
Deposits	250	293	522	585
Advances from Federal Home Loan Bank	55	31	117	60
Total interest expense	305	324	639	645
Net interest income	694	760	1,387	1,526
Provision for loan losses	228	—	268	10
Net interest income after provision for loan losses	466	760	1,119	1,516

Non-interest income
Gain on sale of securities	152	—	152	—
Impairment charge on securities available-for-sale	(31)	—	(31)	—
Changes in fair value of trading securities	(139)	—	(147)	—
Other income	11	13	22	22
Total non-interest income	(7)	13	(4)	22
Non-interest expense
Compensation and benefits	374	325	747	670
Occupancy and equipment	46	39	86	82
Data processing	25	27	51	55
Professional fees	94	131	211	261
Other expense	74	76	146	145
Total non-interest expense	613	598	1,241	1,213
Income (loss) before income taxes	(154)	175	(126)	325
Income tax (benefit) expense	(51)	65	(38)	130
Net income (loss)	$(103)	$110	$(88)	$195

Earnings (loss) per share (basic and diluted)	$(0.03)	$0.03	$(0.03)	$0.05

Total comprehensive income (loss)	$(310)	$35	$(260)	$129

See accompanying notes to unaudited consolidated financial statements.

MUTUAL FEDERAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(Dollar amounts in thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Amount Reclassified on ESOP Shares	Unearned ESOP Shares	Accumulated Other Comprehensive Income/(Loss)	Total

Balance at January 1, 2007	$36	$10,175	$—	$18,782	$(66)	$(827)	$133	$28,233
Comprehensive income:
Net income	—	—	—	195	—	—	—	195
Change in net unrealized gain (loss) on securities available-for-sale, net of taxes and reclassification adjustments	—	—	—	—	—	—	(66)	(66)
Total comprehensive income (loss)								129
Treasury stock purchases, 83,300 shares at cost	—	—	(1,103)	—	—	—	—	(1,103)
MRP share grants, 52,748 shares at cost	—	(699)	699	—	—	—	—	—
MRP shares earned	—	70	—	—	—	—	—	70
Stock option shares earned	—	48	—	—	—	—	—	48
Adjustment to fair value of common stock in ESOP subject to contingent repurchase obligation of ESOP shares	—	—	—	—	(33)	—	—	(33)
ESOP shares committed to be released	—	11	—	—	—	29	—	40
Balance at June 30, 2007	$36	$9,605	$(404)	$18,977	$(99)	$(798)	$67	$27,384

See accompanying notes to unaudited consolidated financial statements.

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Amount Reclassified on ESOP Shares	Unearned ESOP Shares	Accumulated Other Comprehensive Income/(Loss)	Total

Balance at January 1, 2008	$36	$9,738	$(1,286)	$19,077	$(108)	$(768)	$222	$26,911
Comprehensive income:
Net loss	—	—	—	(88)	—	—	—	(88)
Change in net unrealized gain (loss) on securities available-for-sale, net of taxes and reclassification adjustments	—	—	—	—	—	—	(172)	(172)
Total comprehensive income (loss)								(260)
Dividends paid	—	—	—	(59)	—	—	—	(59)
Treasury stock purchases, 60,000 shares at cost	—	—	(664)	—	—	—	—	(664)
MRP share grants, 2,138 shares at cost	—	(25)	25	—	—	—	—	—
MRP shares earned	—	78	—	3	—	—	—	81
Stock option shares earned	—	53	—	—	—	—	—	53
Adjustment to fair value of common stock in ESOP subject to contingent repurchase obligation of ESOP shares	—	—	—	—	(36)	—	—	(36)
ESOP shares committed to be released	—	4	—	4	—	29	—	37
Balance at June 30, 2008	$36	$9,848	$(1,925)	$18,937	$(144)	$(739)	$50	$26,063

See accompanying notes to unaudited consolidated financial statements.

MUTUAL FEDERAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities
Net income (loss)	$(88)	$195
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	268	10
Depreciation	26	30
Net amortization of securities	8	15
Dividends reinvested on securities	(45)	(59)
Gain on sale of securities	(152)	—
Impairment charge on securities available-for-sale	31	—
Changes in fair value of trading securities	147	—
ESOP expense	37	40
MRP expense	81	70
Option expense	53	48
Increase in accrued interest receivable and other assets	(283)	(125)
Increase in accrued interest payable and other liabilities	24	435
Net cash provided by operating activities	107	659

Cash flows from investing activities
Activity in securities available-for-sale:
Proceeds from maturities, calls, and principal repayments	2,503	2,114
Proceeds from sales	160	—
Purchases	(641)	—
Purchase of FHLB stock	—	(110)
Loan originations and payments, net	(639)	(1,252)
Additions to premises and equipment	(8)	(9)
Net cash provided by investing activities	1,375	743

Cash flows from financing activities
Net increase (decrease) in deposits	171	(1,174)
Net increase in advance payments by borrowers for taxes and insurance	121	54
Advances from the Federal Home Loan Bank	4,000	1,000
Repayment of advances from the Federal Home Loan Bank	(2,000)	(500)
Dividends paid	(59)	—

Purchases of treasury stock	(664)	(1,103)

Net cash provided by (used in) financing activities	1,569	(1,723)

Net increase (decrease) in cash and cash equivalents	3,051	(321)

Cash and cash equivalents at beginning of period	2,264	2,268

See accompanying notes to unaudited consolidated financial statements.

	Six Months Ended June 30,
	2008	2007

Cash and cash equivalents at end of period	$5,315	$1,947

Supplemental disclosure of cash flow information
Adoption of fair value option
Securities transferred from available-for-sale to trading	$2,423	—
Loans transferred to real estate owned	—	$222
Cash paid during the year for:
Interest	$659	$619
Income taxes	191	25

See accompanying notes to unaudited consolidated financial statements.

MUTUAL FEDERAL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with instructions to Form 10-Q (as applicable to smaller reporting companies) and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments consisting of normal recurring accruals necessary for a fair presentation have been included.  The results of operations and other data for the three months and the six months ended June 30, 2008, are not necessarily indicative of results that may be expected for the entire fiscal year ended December 31, 2008.

The consolidated financial statements include Mutual Federal Bancorp, Inc. (the “Company”), and its wholly owned subsidiary Mutual Federal Savings and Loan Association of Chicago and its wholly owned subsidiary, EMEFES Service Corporation, together referred to as “the Bank.”  Intercompany transactions and balances are eliminated in consolidation.  As of June 30, 2008, Mutual Federal Bancorp, MHC (the “MHC”) was the majority (73%) stockholder of the Company.  The MHC is owned by the depositors of the Bank.  The financial statements included in this Form 10-Q do not include the transactions and balances of the MHC.  EMEFES Service Corporation is an insurance agency that sells insurance products to the Bank’s customers.  The insurance products are underwritten and provided by a third party.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets and of tangible capital to average assets.  As of June 30, 2008, the Bank met the capital adequacy requirements to which it is subject.  The Bank’s tangible capital ratio at June 30, 2008 was 30.98%.  The Tier 1 capital ratio was 30.98%, the Tier 1 risk-based capital ratio was 55.16%, and the total risk-based capital ratio was 55.96%.

The most recent notification from the federal banking agencies categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios.  There are no conditions or events since that notification that have changed the Bank’s category.

MUTUAL FEDERAL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3 – Commitments

At June 30, 2008, the Bank had outstanding commitments to make loans of $2.1 million.  At December 31, 2007, the Bank had outstanding commitments to make loans of $205,000.

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

Note 5 – Fair Value

Fair Value Option

The Company has elected the fair value option for various mutual funds in order to make them more readily available for liquidity management.  The mutual funds are the only assets being designated as trading assets.  The Company’s investments in Federal Home Loan Mortgage Corporation preferred stock, and all debt securities, will continue to be held as available for sale, carried at fair value with unrealized gains and losses recorded through accumulated other comprehensive income.

Fair Value Measurement.

Statement 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Statement 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) of identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

MUTUAL FEDERAL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The Company determines the fair values of trading securities and securities available for sale by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).  The Company determines the fair values of impaired loans by obtaining current appraisals of the collateral real estate properties (Level 2 or 3 inputs).

		Fair Value Measurements at June 30, 2008 Using
	June 30, 2008	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Trading securities	$2,322	$2,322	$—	$—
Securities available-for-sale	11,775	370	11,405	—
	$14,097	$2,692	$11,405	$—

Dividend income earned on trading securities was reinvested and used to purchase additional shares through May 31, 2008.  The Company discontinued reinvesting dividends in these securities as of June 1, 2008.  Changes in share price are recorded through the income statement as changes in fair value of trading securities.  During the six months ended June 30, 2008, the Company recognized an unrealized loss of $147,000 on changes in fair value of trading securities.  The Company also recognized a $31,000 loss for other than temporary impairment of FHLMC preferred stock held as available-for-sale, because the fair value of the preferred stock has continued to decline subsequent to June 30, 2008, and we are unable to forecast a recovery.

		Fair Value Measurements at June 30, 2008 Using
	June 30, 2008	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Impaired loans	$938	$—	$938	$—

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $1.2 million, with a valuation allowance of $221,000, resulting in an additional provision for loan losses of $221,000 for the six months ended June 30, 2008.

MUTUAL FEDERAL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The awards vest over a five year period.  Total compensation cost that has been charged against income for those plans for the six months ended June 30, 2008 and 2007, was $134,000 and $118,000, respectively.  The total income tax benefits were estimated at $37,000 and $32,000, respectively.

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

MUTUAL FEDERAL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 6 – Stock Based Compensation (continued)

A summary of the activity in the stock option plan for 2008 and 2007 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2008	131,871	$14.41	9.0	$—
Granted	5,346	11.35	10.0	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at June 30, 2008	137,217	$14.29	8.5	$—

Exercisable at June 30, 2008	26,374	$14.41		$—

Outstanding at January 1, 2007	—	$—	—	$—
Granted	131,871	14.41	10.0	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at June 30, 2007	131,871	$14.41	9.5	$—

Information related to the stock option plan during 2008 and 2007 follows:

	2008	2007

Intrinsic value of options exercised	$—	$—
Cash received from option exercises	—	—
Tax benefit realized from option exercises	—	—
Weighted average fair value of options granted	$2.83	$3.96

As of June 30, 2008, there was $384,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plan.  The cost is expected to be recognized over a weighted-average remaining period of 3.5 years.

Stock Award Plan

The Company’s 2006 Management Recognition and Retention Plan (“MRP”), which is shareholder approved, permits awards of up to an aggregate 71,282 shares of the Company’s common stock to officers, directors and employees.  Compensation expense is recognized over the vesting period of the shares based on the market value of the shares at issue date.

A summary of changes in the Company’s non-vested shares for the six months ended June 30, 2008 and 2007, follows:

MUTUAL FEDERAL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 6 – Stock Based Compensation (continued)

	Shares	Weighted Average Grant Price	Weighted Average Grant-Date Fair Value

Non-vested at January 1, 2008	52,748	$14.41	$760,000
Granted	2,138	11.35	24,000
Vested	(10,553)	14.41	(152,000)
Forfeited	—	—	—
Non-vested at June 30, 2008	44,333	$14.26	$632,000

Non-vested at January 1, 2007	—	$—	$—
Granted	52,748	14.41	760,000
Vested	—	—	—
Forfeited	—	—	—
Non-vested at June 30, 2007	52,748	$14.41	$760,000

As of June 30, 2008, there was $561,000 of total unrecognized compensation cost related to non-vested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average remaining period of 3.5 years.

Note 7 – Earnings Per Share

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  Both basic and fully diluted weighted average shares outstanding for the three months and the six months ended June 30, 2008, are 3,436,879 and 3,444,643, respectively.  Both basic and fully diluted weighted average shares outstanding for the three months and the six months ended June 30, 2007, are 3,551,109 and 3,552,978, respectively.  During the six months ended June 30, 2008 and 2007, the average fair value of the Company’s common stock was less than the exercise price, and the stock option awards had no dilutive effect on earnings per share.

The factors used in the earnings per share computation for the three months and the six months ended June 30, 2008 and 2007, follow:

MUTUAL FEDERAL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 7 – Earnings Per Share (continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Basic
Net income (loss)	$(103)	$110	$(88)	$195

Weighted average common shares outstanding	3,511,539	3,631,634	3,520,023	3,634,244
Less: average unallocated ESOP shares	(74,660)	(80,525)	(75,380)	(81,266)

Average shares	3,436,879	3,551,109	3,444,643	3,552,978

Basic earnings (loss) per common share	$(0.03)	$0.03	$(0.03)	$0.05

Diluted
Net income (loss)	$(103)	$110	$(88)	$195

Weighted average common shares outstanding for basic earnings per common share	3,436,879	3,551,109	3,444,643	3,552,978
Add: dilutive effects of assumed exercises of stock options	—	—	—	—

Average shares and dilutive potential common shares	3,436,879	3,551,109	3,444,643	3,552,978

Diluted earnings (loss) per common share	$(0.03)	$0.03	$(0.03)	$0.05

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

 Comparison of Financial Condition at June 30, 2008 and December 31, 2007

Our total assets increased $1.4 million, or 2.0%, to $74.5 million at June 30, 2008, compared to $73.0 million at December 31, 2007.  Loans receivable increased $371,000, or 0.7%, to $53.4 million at June 30, 2008, from $53.0 million at December 31, 2007, reflecting an increase of $167,000, or 0.5%, in one-to-four family residential mortgage loans and an increase of $453,000, or 2.4%, in multi-family residential mortgage loans during the period, offset by an increase of $268,000 in the allowance for loan losses.

Total deposits increased $171,000, or 0.4%, to $39.9 million at June 30, 2008, from $39.7 million at December 31, 2007.  Mortgage escrow accounts increased by $121,000, or 51.3% during this period.  The Company borrowed an additional $2.0 million from the Federal Home Loan Bank in order to lock in lower rates and to fund loans.

Stockholders’ equity decreased $848,000, to $26.1 million at June 30, 2008,  from $26.9 million at December 31, 2007.  The decrease reflects a net loss of $88,000 for the six months ended June 30, 2008, a $172,000 decrease in accumulated other comprehensive income from net unrealized gains on securities available-for-sale ($152,000 in gains from the sale of FHLMC common stock was realized through earnings during the period), and $664,000 in repurchases of the Company’s common stock.  The Company paid its first dividend of $59,000 ($0.06 per share of common stock) to minority shareholders.  Mutual Federal Bancorp, MHC, the majority shareholder, waived its dividend.  Stockholders’ equity also reflects a $171,000 increase from recognition of stock benefits earned under the Company’s Employee Stock Ownership Plan, Management Recognition and Retention Plan, and Stock Option Plan, offset by a $36,000 reclassification due to the commitment for release and change in fair value of common stock in the ESOP subject to the contingent repurchase obligation of ESOP shares.

 Comparison of Operating Results for the Three Months Ended June 30, 2008 and 2007

General.  The Company had a net loss of $103,000 for the three months ended June 30, 2008, compared to net income of $110,000 for the three months ended June 30, 2007.  The primary reasons for the decrease were a $66,000, or 8.7% decrease in net interest income, to $694,000 for the three months ended June 30, 2008, from $760,000 for the three months ended June 30, 2007, and the increased provision for loan losses of $228,000 for the three months ended June 30, 2008, from none in the second quarter of 2007.

Compensation and benefits increased $49,000, or 15.1%, to $374,000 for the three months ended June 30, 2008, from $325,000 for the three months ended June 30, 2007, primarily due to new employees, normal salary increases, a $25,000 increase in health insurance costs, and a $6,000 increase in the amortization of stock awards and stock option expense.  The increase in compensation and benefits was partially offset by a $37,000, or 28.2% decrease in professional fees, to $94,000 for the current period, from $131,000 for the same period last year.  The decrease in professional fees was due primarily to compliance, market research and executive search fees in 2007 which were not repeated in 2008.

The annualized return on average assets was (0.56)% for the three months ended June 30, 2008, compared to 0.59% for the same period last year, and the annualized return on equity was (1.54)%  and 1.56%, respectively, for these two periods.

Interest Income.  Interest and dividend income decreased $85,000, or 7.8%, to $999,000 for the three months ended June 30, 2008, compared to $1.1 million for the three months ended June 30, 2007. The decrease resulted from the $1.4 million, or 1.9%, decrease in the average balance of interest-earning assets, to $71.1 million in the second quarter of 2008, compared to $72.5 million in the second quarter of 2007, and to a decrease of 36 basis points in the average yield on interest earning assets, to 5.62% in 2008, from 5.98% in 2007.  In addition, it is the Company’s policy to reserve all accrued interest on loans 90 days or more delinquent, which resulted in a $61,000 reduction in interest income on loans during the second quarter of 2008, compared to an $8,000 increase during the second quarter of 2007.

Interest income and fees from loans receivable decreased $49,000, or 5.7%, to $810,000 for the three months ended June 30, 2008, from $859,000 for the three months ended June 30, 2007.  The primary reason was the increase in the reserve for uncollected interest.  In addition, the decrease resulted from a $1.0 million, or 1.9%, decrease in the average balance of loans receivable, to $52.6 million in the second quarter of 2008, compared to $53.6 million in the second quarter of 2007, and from a decrease of

25 basis points in the average yield on loans receivable, to 6.16% in 2008, from 6.41% in 2007.  Without the need for the interest reserve adjustment, the yield on loans receivable would have been 6.62%

Interest and dividend income from securities, FHLB stock, and interest-earning deposits decreased $36,000, or 16.0%, to $189,000 for the three months ended June 30, 2008, from $225,000 for the three months ended June 30, 2007.  The primary reasons for the decrease were a $399,000, or 2.1%, decrease in the average balances of securities, FHLB stock, and interest-earning deposits, to $18.5 million in 2008, from $18.9 million in 2007, as well as a 68 basis point decrease in average yield to 4.09% in 2008, from 4.77% in 2007.  In addition, the FHLB of Chicago has suspended its dividend, which amounted to $3,000 of income during the second quarter of 2007, and the Federal Home Loan Mortgage Corporation reduced the dividend on its common stock by one half, resulting in a reduction of $2,000 in dividend income from this source during the second quarter of 2008.

 Interest Expense.  Interest expense on deposits decreased $43,000, or 14.7%, to $250,000 for the three months ended June 30, 2008, from $293,000 for the three months ended June 30, 2007.  The decrease in interest expense was due primarily to a $2.4 million decrease in the average balance of interest bearing deposits.  The average rate paid on deposits decreased 26 basis points, to 2.52% for the quarter ended June 30, 2008, from 2.78% for the quarter ended June 30, 2007.  Interest expense on certificates of deposit decreased $39,000, or 16.9%, to $192,000 in 2008, from $231,000 in 2007, because of a $1.3 million decrease in the average balance of certificates of deposit, and by a decrease in the average rate paid on certificates of deposit of 48 basis points, to 3.74% in 2008, from 4.22% in 2007.

Interest expense on FHLB advances increased $24,000, to $55,000 for the three months ended June 30, 2008, compared to $31,000 for the three months ended June 30, 2007.  The average balance of FHLB advances increased $3.3 million, to $5.6 million for the second quarter of 2008, from $2.3 million for the second quarter of 2007. The average rate paid on advances decreased 146 basis points, to 3.94% in 2008, from 5.40% in 2007.  The overall average cost of funds decreased 23 basis points, to 2.69% in 2008, from 2.92% in 2007.

Net Interest Income.  Net interest income decreased $66,000, or 8.7%, to $694,000 for the three months ended June 30, 2008, from $760,000 for the same quarter last year.  Our net interest margin decreased 29 basis points, to 3.91% in 2008, from 4.20% in 2007.  A 36 basis point decrease in the average yield on interest-earning assets, to 5.62% in 2008, from 5.98% in 2007, and a decrease of $1.4 million in the average balance of interest-earning assets, both contributed to interest income decreasing by $85,000.  The average rate paid on interest-bearing liabilities decreased, to 2.69% in 2008, from 2.92% in 2007, and the average balance of interest-bearing liabilities increased $856,000, with interest expense decreasing by $19,000.  The interest rate spread between interest earning assets and interest bearing liabilities decreased 13 basis points, to 2.93% in 2008, from 3.06% in 2007.

Provision for Loan Losses.  During the three months ended June 30, 2008, management made a $228,000 provision for losses on loans, based on its quarterly evaluation of the level of the allowance necessary to absorb probable incurred loan losses at June 30, 2008.  Management established $166,000 in specific allowances against $1.2 million of impaired loans, and increased the general allowance for loan losses by $62,000.

  Management considers changes in delinquencies, changes in the composition and volume of loans, historical loan loss experience, general economic and real estate market conditions, as well as peer group data, when determining the level on the allowance for loan losses.  The increase in the general allowance resulted from increases in the factors used for delinquency trends, both in our portfolio and in the current economic environment, and declines in the value of real estate reflected in the current market.

During the three months ended June 30, 2008, non-performing (non-accrual) loans increased to $3.2 million, from $1.7 million at March 31, 2008.  Loans delinquent 60-89 days were $2.1 million at June 30, 2008, compared to $2.6 million at March 31, 2008.  The loan portfolio increased $1.1 million, or 2.2%, to $53.4 million at June 30, 2008, from $52.3 million at March 31, 2008.  During this period, one- to four-family residential mortgage loans increased $742,000, or 2.2%, and multi-family residential mortgage loans increased $639,000, or 3.4%.

At June 30, 2008, the allowance for loan losses, including specific allowances, was $558,000, or 1.03% of loans receivable, compared to $330,000, or 0.63% of loans receivable at March 31, 2008.  In a similar evaluation of the allowance for loan losses at June 30, 2007, management determined that there was no need for a provision for the three months then ended.

Non-interest Income.  Non-interest income decreased $20,000, to a loss of $7,000 for the three month period ended June 30, 2008, compared to $13,000 income for the three months ended June 30, 2007.  The decrease was due in part to a $139,000 fair value adjustment to various mutual funds carried as trading securities and accounted for under FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which was adopted for these mutual funds on January 1, 2008.

The Company also recognized a $31,000 loss for other than temporary impairment of FHLMC preferred stock held as available-for-sale, because the fair value of the preferred stock has continued to decline subsequent to June 30, 2008, and we are unable to forecast a recovery. Partially offsetting these recognized losses, the Company sold its remaining shares of FHLMC common stock and realized a gain of $152,000.

Non-interest Expense.  Non-interest expense increased $15,000, or 2.5%, to $613,000 for the three months ended June 30, 2008, from $598,000 for the same quarter last year.  Compensation and employee benefits increased $49,000, or 15.1%, to $374,000 in 2008, from $325,000 in 2007, primarily due to new employees, normal salary increases, a $25,000 increase in health insurance costs, and a $6,000 increase in the amortization of stock awards and stock option expense.

Occupancy costs increased $7,000, or 18.0%, to $46,000 in 2008, from $39,000 in 2007.  Data processing fees decreased $2,000, or 7.4%, to $25,000, from $27,000 in 2007.  Professional fees, including legal, accounting and consulting fees, decreased $37,000, or 28.2%, to $94,000 in 2008, from $131,000 in 2007.  (Legal, accounting, and consulting expenses decreased $6,000, $10,000, and $21,000, respectively.)   Miscellaneous expenses decreased $2,000, or 2.6%, to $74,000 for the second quarter of 2008, from $76,000 for the second quarter of 2007.

The Company’s ratio of non-interest expense to average assets increased to 3.33% in the first quarter of 2008, from 3.21% in 2007, and its efficiency ratio was 87.0% in 2008, compared to 77.4% in 2007.

Income Tax Expense.  The provision for income taxes decreased $116,000, to a benefit of $51,000 in 2008, from an expense of $65,000 in 2007, largely due to the $329,000 decrease in pre-tax income.  The effective tax rate for the quarter ended June 30, 2008, decreased to 33.12%, compared to 37.1% for this quarter last year.

 Average Balance Sheet

The following table sets forth average balance sheets, average annualized yields and costs, and certain other information for the three months ended June 30, 2008 and 2007.  No tax-equivalent yield adjustments were made, as their effects were not material.  All average balances are based on an average of daily balances.  Non-accrual loans are included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.  The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Three Months Ended June 30,
	2008			2007
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
Interest-earning assets:
Loans	$52,596	$810	6.16%	$53,605	$859	6.41%
Securities available for sale	14,626	173	4.73	17,743	214	4.82
Interest-earning deposits	3,227	16	1.98	521	8	6.14
Federal Home Loan Bank Stock	610	-	0.00	598	3	2.01
Total interest-earning assets	71,059	$999	5.62%	72,467	$1,084	5.98%
Non-interest-earning assets	2,625			2,149
Total assets	$73,684			$74,616
Interest-Bearing Liabilities:(1)
Savings deposits	$19,171	$58	1.21%	$20,278	$62	1.22%
Certificates of deposit	20,558	192	3.74	21,881	231	4.22
Total interest-bearing deposits	39,729	250	2.52	42,159	293	2.78
Federal Home Loan Bank advances	5,582	55	3.94	2,296	31	5.40
Total interest-bearing liabilities	45,311	305	2.69%	44,455	324	2.92%
Non-interest-bearing liabilities	1,692			1,945
Total liabilities	47,003			46,400
Stockholders’ equity	26,681			28,216
Total liabilities and stockholders’ equity	$73,684			$74,616
Net interest income		$694			$760
Net interest rate spread(2)			2.93%			3.06%
Net interest-earning assets(3)	$25,748			$28,012
Net interest margin(4)			3.91%			4.20%
Ratio of interest-earning assets to interest-bearing liabilities			156.83%			163.01%
__________
(1)	Non-interest-bearing checking deposits are included in non-interest-bearing liabilities.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

 Comparison of Operating Results for the Six Months Ended June 30, 2008 and 2007

General.  The Company had a net loss of $88,000 for the six months ended June 30, 2008, compared to net income of $195,000 for the six months ended June 30, 2007.  The primary reasons for the decrease were a $139,000, or 9.1% decrease in net interest income, to $1.4 million for the six months ended June 30, 2008, from $1.5 million for the six months ended June 30, 2007, and the increased provision for loan losses, to $268,000 for the six months ended June 30, 2008, from $10,000 in 2007.

Compensation and benefits increased $77,000, or 11.5%, to $747,000 for the six months ended June 30, 2008, from $670,000 for the six months ended June 30, 2007, primarily due to new employees, normal salary increases, a $38,000 increase in health insurance premiums, and a $16,000 increase in the amortization of stock awards and stock option expense.  The increase in compensation and benefits was partially offset by a $50,000, or 19.2% decrease in professional fees, to $211,000 for the current period, from $261,000 for the same period last year.  The decrease in professional fees was due primarily to compliance, market research and executive search fees in 2007 which were not repeated in 2008.

The annualized return on average assets was (0.24)% for the six months ended June 30, 2008, compared to 0.52% for the same period last year, and the annualized return on equity was (0.65)%  and 1.38%, respectively, for these two periods.

Interest Income.  Interest and dividend income decreased $145,000, or 6.7%, to $2.0 million for the six months ended June 30, 2008, compared to $2.2 million for the six months ended June 30, 2007. The decrease resulted from a $1.8 million, or 2.4%, decrease in the average balance of interest-earning assets, to $71.0 million in the first half of 2008, compared to $72.7 million in the first half of 2007, and to a decrease of 26 basis points in the average yield on interest earning assets, to 5.71% in 2008, from 5.97% in 2007.  In addition, it is the Company’s policy to reserve all accrued interest on loans 90 days or more delinquent, which resulted in a $97,000 reduction in interest income on loans during the first half of 2008, compared to a $10,000 increase during the first half of 2007.

Interest income and fees from loans receivable decreased $79,000, or 4.6%, to $1.6 million for the six months ended June 30, 2008, from $1.7 million for the six months ended June 30, 2007.  The primary reason was the increase in the reserve for uncollected interest.  In addition, the decrease resulted from a $586,000, or 1.1%, decrease in the average balance of loans receivable, to $52.6 million in the first half of 2008, compared to $53.1 million in the first half of 2007, and from a decrease of 23 basis points in the average yield on loans receivable, to 6.21% in 2008, from 6.44% in 2007.  Without the need for the reserve adjustment, the yield on loans receivable would have been 6.58%.

Interest and dividend income from securities, FHLB stock, and interest-earning deposits decreased $66,000, or 14.4%, to $393,000 for the six months ended June 30, 2008, from $459,000 for the six months ended June 30, 2007.  The primary reasons for the decrease were a $1.2 million, or 5.9%, decrease in average balances of securities, FHLB stock, and interest-earning deposits, to $18.4 million in 2008, from $19.6 million in 2007, as well as a 42 basis point decrease in average yield to 4.26% in 2008, from 4.68% in 2007.  In addition, the FHLB of Chicago has suspended its dividend, which amounted to $7,000 of income during the first half of 2007, and the Federal Home Loan Mortgage Corporation reduced the dividend on its common stock by one half, resulting in a reduction of $4,000 in dividend income from this source during the first half of 2008.

 Interest Expense.  Interest expense on deposits decreased $63,000, or 10.8%, to $522,000 for the six months ended June 30, 2008, from $585,000 for the six months ended June 30, 2007.  The decrease in interest expense was due primarily to a $3.0 million decrease in the average balance of interest bearing deposits.  The average rate paid on deposits decreased 11 basis points, to 2.65% for the six months ended June 30, 2008, from 2.76% for the six months ended June 30, 2007.  Interest expense on certificates of deposit decreased $54,000, or 11.7%, to $407,000 in 2008, from $461,000 in 2007, because of a $1.6 million decrease in the average balance of certificates of deposit, and by a decrease in the average rate paid on certificates of deposit of 21 basis points, to 3.95% in 2008, from 4.16% in 2007.

Interest expense on FHLB advances increased $57,000, to $117,000 for the six months ended June 30, 2008, compared to $60,000 for the six months ended June 30, 2007.  The average balance of FHLB advances increased $3.4 million, to $5.6 million for the first half of 2008, from $2.2 million for the first half of 2007. The average rate paid on advances decreased 118 basis points, to 4.18% in 2008, from 5.36% in 2007.  The overall average cost of funds decreased 5 basis points, to 2.84% in 2008, from 2.89% in 2007.

Net Interest Income.  Net interest income decreased $139,000, or 9.1%, to $1.4 million for the six months ended June 30, 2008, from $1.5 million for the same period last year.  Our net interest margin decreased 29 basis points, to 3.91% in 2008, from 4.20% in 2007.  A 26 basis point decrease in the average yield on interest-earning assets, to 5.71% in 2008, from 5.97% in 2007, and a decrease of $1.2 million in the average balance of interest-earning assets, both contributed to interest income decreasing by $145,000.  The average rate paid on interest-bearing liabilities decreased to 2.84% in 2008, from 2.89% in 2007, and the average balance of interest-bearing liabilities increased $349,000, with interest expense decreasing by $6,000.  The interest rate spread between interest earning assets and interest bearing liabilities decreased 21 basis points, to 2.87% in 2008, from 3.08% in 2007.

Provision for Loan Losses.  During the six months ended June 30, 2008, management made an additional $268,000 provision for losses on loans, based on its quarterly evaluation of the level of the allowance necessary to absorb probable incurred loan losses at June 30, 2008.  Management established $221,000 in specific allowances against $1.2 million of impaired loans, and increased the general allowance for loan losses by $47,000.

  Management considers changes in delinquencies, changes in the composition and volume of loans, historical loan loss experience, general economic and real estate market conditions, as well as peer group data, when determining the level on the allowance for loan losses.  The increase in the general allowance resulted from increases in the factors used for delinquency trends, both in our portfolio and in the current economic environment, and declines in the value of real estate reflected in the current market.

During the six months ended June 30, 2008, non-performing (non-accrual) loans increased to $3.2 million, from $259,000 at December 31, 2007.  Loans delinquent 60-89 days were $2.1 million at June 30, 2008, decreasing $513,000, from $2.6 million at December 31, 2007.  The loan portfolio increased $371,000, or 0.7%, to $53.4 million at June 30, 2008, from $53.0 million at December 31, 2007.  During this period, one- to four-family residential mortgage loans increased $167,000, or 0.5%, and multi-family residential mortgage loans increased $453,000, or 2.4%.

At June 30, 2008, the allowance for loan losses, including specific allowances, was $558,000, or 1.03% of loans receivable, compared to $290,000, or 0.54% of loans receivable at December 31, 2007.  In a similar evaluation of the allowance for loan losses at June 30, 2007, management determined that there was a need for a provision of $10,000 for the six months then ended.

Non-interest Income.  Non-interest income decreased $26,000, to a loss of  $4,000 for the six months ended June 30, 2008, compared to $22,000 income for the six months ended June 30, 2007.  The decrease was due primarily to an $147,000 fair value adjustment to various mutual funds carried as trading securities and accounted for under FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which was adopted for these mutual funds on January 1, 2008.

The Company also recognized a $31,000 loss for other than temporary impairment of FHLMC preferred stock held as available-for-sale, because the fair value of the preferred stock has continued to decline subsequent to June 30, 2008, and we are unable to forecast a recovery. Partially offsetting these recognized losses, the Company sold its remaining shares of FHLMC common stock and realized a gain of $152,000.

Non-interest Expense.  Non-interest expense increased $28,000, or 2.3%, to $1.2 million for the six months ended June 30, 2008, approximately the same as last year.  Compensation and employee benefits increased $77,000, or 11.5%, to $747,000 in 2008, from $670,000 in 2007, primarily due to new employees, normal salary increases, a $38,000 increase in health insurance premiums, and to a $16,000 increase in the amortization of stock grant and stock option expense.

Occupancy costs increased $4,000, or 4.9%, to $86,000 in 2008, from $82,000 in 2007.  Data processing fees decreased $4,000, or 7.3%, to $51,000, from $55,000 in 2007.  Professional fees, including legal, accounting and consulting fees, decreased $50,000, or 19.2%, to $211,000 in 2008, from $261,000 in 2007.  (Legal, accounting, and consulting expenses decreased $16,000, $19,000, and $15,000, respectively.)  Miscellaneous expenses increased $1,000, or 0.7%, to $146,000 for the first half of 2008, from $145,000 for the first half of 2007.

The Company’s ratio of non-interest expense to average assets increased to 3.37% in the first quarter of 2008, from 3.24% in 2007, and its efficiency ratio was 88.1% in 2008, compared to 78.4% in 2007.

Income Tax Expense.  The provision for income taxes decreased $168,000, to a tax benefit of $38,000 in 2008, from a tax expense of $130,000 in 2007, largely due to the $451,000 decrease in pre-tax income to a loss of $126,000 in 2008, from income of $325,000 in 2007.  The effective tax rate for the six months ended June 30, 2008, decreased to 30.2%, compared to 40.0% for this period last year.

 Average Balance Sheet

The following table sets forth average balance sheets, average annualized yields and costs, and certain other information for the six months ended June 30, 2008 and 2007.  No tax-equivalent yield adjustments were made, as their effects were not material.  All average balances are based on an average of daily balances.  Non-accrual loans are included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.  The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Six Months Ended June 30,
	2008			2007
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
Interest-earning assets:
Loans	$52,558	$1,633	6.21%	$53,144	$1,712	6.44%
Securities available for sale	15,213	362	4.76	18,417	435	4.72
Interest-earning deposits	2,616	31	2.37	637	17	5.34
Federal Home Loan Bank Stock	610	-	0.00	549	7	2.55
Total interest-earning assets	70,997	$2,026	5.71%	72,747	$2,171	5.97%
Non-interest-earning assets	2,731			2,192
Total assets	$73,728			$74,939
Interest-Bearing Liabilities:(1)
Savings deposits	$18,846	$115	1.22%	$20,291	$124	1.22%
Certificates of deposit	20,583	407	3.95	22,148	461	4.16
Total interest-bearing deposits	39,429	522	2.65	42,439	585	2.76
Federal Home Loan Bank advances	5,599	117	4.18	2,240	60	5.36
Total interest-bearing liabilities	45,028	639	2.84%	44,679	645	2.89%
Non-interest-bearing liabilities	1,797			2,004
Total liabilities	46,825			46,683
Stockholders’ equity	26,903			28,256
Total liabilities and stockholders’ equity	$73,728			$74,939
Net interest income		$1,387			$1,526
Net interest rate spread(2)			2.87%			3.08%
Net interest-earning assets(3)	$25,969			$28,068
Net interest margin(4)			3.91%			4.20%
Ratio of interest-earning assets to interest-bearing liabilities			157.67%			162.82%
__________
(1)	Non-interest-bearing checking deposits are included in non-interest-bearing liabilities.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At June 30, 2008, $5.3 million of our assets were invested in cash and cash equivalents.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts, and FHLB advances.  Our cash flows are derived from operating activities, investing activities and financing activities as reported in our consolidated statements of cash flows.

Our primary investing activities are the origination of loans and the purchase of investment securities.  During the six months ended June 30, 2008, net loan originations totaled $639,000.  During the six months ended June 30, 2007, net loan originations totaled $1.3 million.  We do not sell loans.  Cash received from principal repayments, calls and maturities of securities totaled $2.5 million and $2.1 million for the six months ended June 30, 2008 and 2007, respectively.  We purchased $641,000 in securities during the six months ended June 30, 2008, and sold $160,000 in securities during this period.  We purchased $110,000 in Federal Home Loan Bank common stock during the first six months of 2007 to meet the minimum required for membership in the FHLB of Chicago.

Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by us and by local competitors, and other factors.  There was a net increase in total deposits of $171,000 for the six months ended June 30, 2008, and a net decrease of $1.2 million in 2007.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provide an additional source of funds.  During the six months ended June 30, 2008, the Company borrowed $4.0 million in advances from the Federal Home Loan Bank, and repaid $2.0 million.  Our available borrowing limit was $12.2 million, an additional $5.2 million over the $7.0 million borrowed at June 30, 2008.

During the six months ended June 30, 2008, we repurchased 60,000 shares of our common stock for $664,000, under a share repurchase program.  During the same period last year, we repurchased 83,300 shares for $1.1 million.

 At June 30, 2008, we had outstanding commitments to originate loans of $2.1 million.  At June 30, 2008, certificates of deposit scheduled to mature in less than one year totaled $18.5 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In the event we do not retain a significant portion of our maturing certificates of deposit, we will have to utilize other funding sources, such as Federal Home Loan Bank of Chicago advances, in order to maintain our level of assets.  Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents.  In addition, the cost of such deposits may be significantly higher if market interest rates are higher at the time of renewal.

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

At June 30, 2008, the we had outstanding commitments to make loans of $2.1 million.  At December 31, 2007, the we had outstanding commitments to make loans of $205,000.

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

The table below sets forth, as of March 31, 2008, the latest date available, the estimated changes in our NPV and our net interest income that would result from the designated instantaneous changes in the U.S. Treasury yield curve.  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Change In	NPV			Net Portfolio Value as a Percentage of Present Value of Assets
Interest Rates (Basis Points)	Estimated NPV	Amount of Change	Percentage Change	NPV Ratio	Change in Basis Points
(dollars in thousands)
+300	$21,896	$(5,979)	-21%	31.07%	-508bp
+200	24,022	(3,853)	-14	33.00	-315
+100	26,068	(1,807)	-6	34.73	-142
+50	27,007	(868)	-3	35.48	-67
Unchanged	27,875	—	—	36.15	—
-50	28,676	801	+3	36.75	+60
-100	29,445	1,570	+6	37.30	+115

The table above indicates that at March 31, 2008, in the event of a 100 basis point decrease in interest rates, we would experience a 6% increase in net portfolio value.  (The OTS model did not report a calculation for a 200 basis point decrease in interest rates at March 31, 2008.)  In the event of a 200 basis point increase in interest rates, we would experience a 14% decrease in net portfolio value.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(1)(2)

4/1/08–4/30/08	—	—	—	20,544
5/1/08–5/31/08	—	—	—	20,544
6/1/08–6/30/08	60,000	$11.07	60,000	136,044
__________
(1)
On May 21, 2007 the Company announced that its Board of Directors had approved a stock repurchase program that authorized the purchase of up to 5%, or 181,844 shares, of the Company’s then outstanding shares of common stock, from time to time in open market or privately negotiated transactions. As of June 30, 2008, the Company had repurchased the maximum number of shares authorized under this program, and the program was terminated.

(2)
On May 29, 2008 the Company announced that its Board of Directors had approved a stock repurchase program that authorized the purchase of up to 5%, or 175,500 shares, of the Company’s then outstanding shares of common stock, from time to time in open market or privately negotiated transactions. Unless terminated or amended earlier by the Board of Directors, the stock repurchase program will end when the Company has repurchased all 175,500 shares authorized for repurchase.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

At the annual meeting of stockholders of the Company held on May 14, 2008, the following matters were submitted to and approved by a vote of stockholders:

(1)           The election of two Class II directors for a three-year term expiring at the annual meeting of stockholders to be held in 2011:

Directors	Votes For	Votes Withheld

Robert P. Kazan	3,376,890	38,990
Stanley Balzekas III	3,376,890	38,990

The following persons continue to serve as directors of the Company following the 2008 annual meeting:

Stephanie Simonaitis
Amy P. Keane

Julie H. Oksas
Leonard F. Kosacz
Stephen M. Oksas
John L. Garlanger (appointed to the Board of Directors on July 15, 2008)

(2)           The ratification of the appointment of Crowe Chizek and Company LLC as the Company’s independent auditor for the fiscal year ending December 31, 2008:

Total votes for	3,387,106
Total votes against	27,193
Total votes abstaining	1,581

Item 5. Other Information.

None

Item 6. Exhibits.

The exhibits filed as part of this Form 10-Q are listed in the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2008	MUTUAL FEDERAL BANCORP, INC.

	By:	/s/Stephen M. Oksas
Stephen M. Oksas
President and Chief Executive Officer

Date: August 13, 2008
	By:	/s/John L. Garlanger
John L. Garlanger
Chief Financial Officer

EXHIBIT INDEX

3.1	Bylaws of Mutual Federal Bancorp, Inc., as amended
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.