Form 10-Q
period 2008-09-30
Mutual Federal Bancorp, Inc.
filed 2008-11-13
CIK 1344802

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of November 1, 2008
Common Stock, $0.01 par value	3,470,317

MUTUAL FEDERAL BANCORP, INC.

FORM 10-Q

For the quarterly period ended September 30, 2008

i

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

MUTUAL FEDERAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)
(Dollar amounts in thousands except share data)

	September 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$4,024	$2,264
Trading securities	2,174	—
Securities available-for-sale	11,015	16,345
Loans, net of allowance for loan losses of $700 at September 30, 2008; $290 at December 31, 2007	53,406	53,047
Federal Home Loan Bank stock, at cost	610	610
Premises and equipment, net	882	250
Accrued interest receivable	343	360
Other assets	772	135
Total assets	$73,226	$73,011
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Non-interest-bearing deposits	$345	$331
Interest-bearing deposits	39,035	39,388
Total deposits	39,380	39,719
Advance payments by borrowers for taxes and insurance	722	236
Advances from the Federal Home Loan Bank	6,000	5,000
Accrued interest payable and other liabilities	1,307	1,037
Common stock in ESOP subject to contingent repurchase obligation	137	108
Total liabilities	47,546	46,100
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized at September 30, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value, 12,000,000 shares authorized, 3,636,875 shares issued at September 30, 2008 and December 31, 2007	36	36
Additional paid-in capital	9,914	9,738
Treasury stock, at cost, 166,558 shares at September 30, 2008 and 108,696 at December 31, 2007	(1,925)	(1,286)
Retained earnings	18,469	19,077
Reclassification of ESOP shares	(137)	(108)
Unearned ESOP shares	(725)	(768)
Accumulated other comprehensive income	48	222
Total stockholders’ equity	25,680	26,911
Total liabilities and stockholders’ equity	$73,226	$73,011

See accompanying notes to unaudited consolidated financial statements.

MUTUAL FEDERAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) (unaudited)
(Dollar amounts in thousands except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest and dividend income
Loans, including fees	$829	$899	$2,462	$2,611
Securities	156	208	518	643
Interest earning deposits	11	10	42	27
Federal Home Loan Bank stock dividends	—	5	—	12
Total interest and dividend income	996	1,122	3,022	3,293

Interest expense
Deposits	229	289	751	874
Advances from Federal Home Loan Bank	59	38	176	98
Total interest expense	288	327	927	972
Net interest income	708	795	2,095	2,321
Provision for loan losses	285	—	553	10
Net interest income after provision for loan losses	423	795	1,542	2,311

Non-interest income
Gain on sale of securities	—	—	152	—
Impairment charge on securities available-for-sale	(351)	—	(382)	—
Changes in fair value of trading securities	(147)	—	(294)	—
Other income	17	13	39	35
Total non-interest income	(481)	13	(485)	35

Non-interest expense
Compensation and benefits	375	336	1,122	1,006
Occupancy and equipment	36	38	122	120
Data processing	34	26	85	81
Professional fees	74	125	285	386
Other expense	88	74	234	219
Total non-interest expense	607	599	1,848	1,812

Income (loss) before income taxes	(665)	209	(791)	534
Income tax (benefit) expense	(244)	86	(282)	216
Net income (loss)	$(421)	$123	$(509)	$318

Earnings (loss) per share (basic and diluted)	$(0.12)	$0.03	$(0.15)	$0.09

Total comprehensive income (loss)	$(423)	$238	$(683)	$367

See accompanying notes to unaudited consolidated financial statements.

MUTUAL FEDERAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(Dollar amounts in thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Amount Reclassified on ESOP Shares	Unearned ESOP Shares	Accumulated Other Comprehensive Income/(Loss)	Total
Balance at January 1, 2007	$36	$10,175	$—	$18,782	$(66)	$(827)	$133	$28,233
Comprehensive income:
Net income	—	—	—	318	—	—	—	318
Change in net unrealized gain on securities available-for-sale, net of taxes and reclassification adjustments	—	—	—	—	—	—	49	49
Total comprehensive income								367
Treasury stock purchases, 83,444 shares at cost	—	—	(1,106)	—	—	—	—	(1,106)
MRP share grants, 52,748 shares at cost	—	(699)	699	—	—	—	—	—
MRP shares earned	—	108	—	—	—	—	—	108
Stock option shares earned	—	74	—	—	—	—	—	74
Adjustment to fair value of common stock in ESOP subject to contingent repurchase obligation of ESOP shares	—	—	—	—	(36)	—	—	(36)
ESOP shares committed to be released	—	14	—	—	—	44	—	58
Balance at September 30, 2007	$36	$9,672	$(407)	$19,100	$(102)	$(783)	$182	$27,698

See accompanying notes to unaudited consolidated financial statements.

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Amount Reclassified on ESOP Shares	Unearned ESOP Shares	Accumulated Other Comprehensive Income/(Loss)	Total
Balance at January 1, 2008	$36	$9,738	$(1,286)	$19,077	$(108)	$(768)	$222	$26,911
Comprehensive income:
Net loss	—	—	—	(509)	—	—	—	(509)
Change in net unrealized gain (loss) on securities available-for-sale, net of taxes and reclassification adjustments	—	—	—	—	—	—	(174)	(174)
Total comprehensive income (loss)								(683)
Dividends paid	—	—	—	(114)	—	—	—	(114)
Treasury stock purchases, 60,000 shares at cost	—	—	(664)	—	—	—	—	(664)
MRP share grants, 2,138 shares at cost	—	(25)	25	—	—	—	—	—
MRP shares earned	—	117	—	5	—	—	—	122
Stock option shares earned	—	80	—	—	—	—	—	80
Adjustment to fair value of common stock in ESOP subject to contingent repurchase obligation of ESOP shares	—	—	—	—	(29)	—	—	(29)
ESOP shares committed to be released	—	4	—	10	—	43	—	57
Balance at September 30, 2008	$36	$9,914	$(1,925)	$18,469	$(137)	$(725)	$48	$25,680

See accompanying notes to unaudited consolidated financial statements.

MUTUAL FEDERAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities
Net income (loss)	$(509)	$318
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	553	10
Depreciation	38	44
Net amortization of securities	10	20
Dividends reinvested on securities	(46)	(89)
Gain on sale of securities	(152)	—
Impairment charge on securities available-for-sale	382	—
Changes in fair value of trading securities	294	—
ESOP expense	57	58
MRP expense	122	108
Option expense	80	74
Increase in accrued interest receivable and other assets	(620)	(175)
Increase in accrued interest payable and other liabilities	336	726
Net cash provided by operating activities	545	1,094

Cash flows from investing activities
Activity in securities available-for-sale:
Proceeds from maturities, calls, and principal repayments	2,909	2,832
Proceeds from sales	160	—
Purchases	(641)	—
Purchase of FHLB stock	—	(110)
Loan originations and payments, net	(912)	(1,528)
Proceeds from sale of real estate owned, acquired through foreclosure	—	222
Additions to premises and equipment	(670)	(16)
Net cash provided by investing activities	846	1,400

Cash flows from financing activities
Net increase (decrease) in deposits	(339)	(2,471)
Net increase in advance payments by borrowers for taxes and insurance	486	306
Advances from the Federal Home Loan Bank	4,000	4,500
Repayment of advances from the Federal Home Loan Bank	(3,000)	(3,500)
Dividends paid	(114)	—
Purchases of treasury stock	(664)	(1,106)
Net cash provided by (used in) financing activities	369	(2,271)
Net increase in cash and cash equivalents	1,760	223
Cash and cash equivalents at beginning of period	2,264	2,268
Cash and cash equivalents at end of period	$4,024	$2,491

See accompanying notes to unaudited consolidated financial statements.

	Nine Months Ended September 30,
	2008	2007
Supplemental disclosure of cash flow information
Adoption of fair value option
Securities transferred from available-for-sale to trading	$2,423	—
Loans transferred to real estate owned…………………………………….	—	$222
Cash paid during the year for:
Interest	$950	$926
Income taxes	263	81

See accompanying notes to unaudited consolidated financial statements.

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with instructions to Form 10-Q (as applicable to smaller reporting companies) and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments consisting of normal recurring accruals necessary for a fair presentation have been included.  The results of operations and other data for the three months and the nine months ended September 30, 2008, are not necessarily indicative of results that may be expected for the entire fiscal year ended December 31, 2008.

The consolidated financial statements include Mutual Federal Bancorp, Inc. (the “Company”), and its wholly owned subsidiary Mutual Federal Savings and Loan Association of Chicago and its wholly owned subsidiary, EMEFES Service Corporation, together referred to as “the Bank.”  Intercompany transactions and balances are eliminated in consolidation.  As of September 30, 2008, Mutual Federal Bancorp, MHC (the “MHC”) was the majority (73%) stockholder of the Company.  The MHC is owned by the depositors of the Bank.  The financial statements included in this Form 10-Q do not include the transactions and balances of the MHC.  EMEFES Service Corporation is an insurance agency that sells insurance products to the Bank’s customers.  The insurance products are underwritten and provided by a third party.

The Bank provides financial services through its office in Chicago.  Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage loans and loans on deposit accounts.  Substantially all loans are secured by specific items of collateral, including one- to four-family and multifamily residential real estate, and deposit accounts.  The Company does not originate or purchase nontraditional loans such as interest-only, negative amortization, or payment option ARMS.  The Company does not originate or purchase sub-prime or Alt-A loans. There are no significant concentrations of loans to any one customer.  However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the Chicago area.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets and of tangible capital to average assets.  As of September 30, 2008, the Bank met the capital adequacy requirements to which it is subject.  The Bank’s tangible capital ratio at September 30, 2008 was 31.09%.  The Tier 1 capital ratio was 31.09%, the Tier 1 risk-based capital ratio was 51.92%, and the total risk-based capital ratio was 52.73%.

The most recent notification from the federal banking agencies categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios.  There are no conditions or events since that notification that have changed the Bank’s category.

Note 2 – Capital Resources (continued)

On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (EESA), which provides the U. S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets.  One of the provisions resulting from the Act is the Treasury Capital Purchase Program (CPP), which provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions.  The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends.  Applications must be submitted by November 14, 2008 and are subject to approval by the Treasury.  The CPP provides for a minimum investment of  1% of Risk-Weighted Assets, with a maximum investment equal to the lesser of 3 percent of Total Risk-Weighted Assets or $25 billion.  The perpetual preferred stock investment will have a dividend rate of 5% per year, until the fifth anniversary of the Treasury investment, and a dividend of 9%, thereafter.  The CPP also requires the Treasury to receive warrants for common stock equal to 15% of the capital invested by the Treasury.  Participation in the program is not automatic and subject to approval by the Treasury.  After giving consideration to, among other things, the Company’s continued sound capital position, with tangible and Tier 1 core capital ratios of 31.09%, the Company has determined not to apply for participation in the Capital Purchase Program presently being implemented by the U. S. Treasury.

Note 3 – Commitments

At September 30, 2008, the Bank had no outstanding commitments to make loans.  At December 31, 2007, the Bank had outstanding commitments to make loans of $205,000.

Note 4 – Fair Value Option and Fair Value Measurements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard was effective for fiscal years beginning after November 15, 2007.  The impact of adoption was not material.  In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157.  This FSP delays the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The impact of adoption was not material.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The new standard was effective for the Company on January 1, 2008.  The Company elected the fair value option for various mutual funds included in trading securities as of January 1, 2008.  The impact of adoption was not material, as the Company recognized an impairment charge at December 31, 2007, resulting in the mutual funds being carried at fair value.

Note 5 – Fair Value

Fair Value Option

The Company has elected the fair value option for various mutual funds in order to make them more readily available for liquidity management.  The mutual funds are the only assets being designated as trading assets.  The Company’s investments in Federal Home Loan Mortgage Corporation preferred stock, and all debt securities, will continue to be held as available-for-sale, carried at fair value with unrealized gains and losses recorded through accumulated other comprehensive income.  Unrealized losses on securities held as available-for-sale that management considers other-than-temporary are recognized through income as write downs of the cost basis of the securities.

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

The Company determines the fair values of trading securities and securities available-for-sale by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).  The Company determines the fair values of impaired loans by obtaining current appraisals of the collateral real estate properties (Level 2 or 3 inputs).

		Fair Value Measurements at September 30, 2008 Using
	September 30, 2008	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Trading securities	$2,174	$2,174	$—	$—
Securities available-for-sale	11,015	20	10,995	—
	$13,189	$2,194	$10,995	$—

Note 5 – Fair Value (continued)

Dividend income earned on trading securities was reinvested and used to purchase additional shares through May 31, 2008.  The Company discontinued reinvesting dividends in these securities as of June 1, 2008.  Changes in share price are recorded through the income statement as changes in fair value of trading securities.  During the nine months ended September 30, 2008, the Company recognized an unrealized loss of $294,000 on changes in fair value of trading securities.  Restrictions on redemption of these securities have been imposed by the manager of these funds, limiting cash redemptions to $250,000 per fund (there are three funds) per quarter.  The Company has not requested any redemptions, and although it currently does not anticipate a need to request redemptions, it may do so in the future.

For the nine months ended September 30, 2008, the Company also recognized a $382,000 loss for other-than-temporary impairment of FHLMC preferred stock held as available-for-sale, because the fair value of the preferred stock has declined substantially due to the announcement on September 7, 2008, that its regulatory agency, the Federal Housing Finance Agency (“FHFA”), was appointed as conservator, and because dividends on previously issued preferred shares have been suspended.  We are uncertain as to what impact these actions will have on the future value of this security.  At September 30, 2008, we held 10,000 preferred shares valued at $2.00 per share.

		Fair Value Measurements at September 30, 2008 Using
	September 30, 2008	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Impaired loans	$1,813	$—	$1,813	$—

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $2.2 million, with specific valuation allowances of $345,000.

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

The awards vest over a five year period.  Total compensation cost that has been charged against income for those plans for the nine months ended September 30, 2008 and 2007, was $202,000 and $182,000, respectively.  The total income tax benefits were estimated at $47,000 and $53,000, respectively.

Stock Option Plan

The Company’s 2006 Stock Option Plan, which is shareholder-approved, permits the grant of stock options to its officers, directors and employees for up to an aggregate 178,206 shares of common stock.  The Company believes that such awards better align the interests of its employees with those of its shareholders.  Option awards are granted with an exercise price that is no less than the market price of the Company’s common stock at the date of grant, have vesting periods of five years, and have ten year contractual terms.  The Company anticipates purchasing shares to satisfy share option exercises.

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

The fair value of options granted during 2008 and 2007 were determined using the following weighted-average assumptions as of grant date:

	2008	2007
Risk-free interest rate	3.47%	4.50%
Expected term	6.50 years	6.50 years
Expected stock price volatility	13.51%	9.40%
Dividend yield	0.00%	0.00%

Note 6 – Stock Based Compensation (continued)

A summary of the activity in the stock option plan for 2008 and 2007 follows:

	Shares	Weighed Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2008	131,871	$14.41	9.0	$—
Granted	5,346	11.35	10.0	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at September 30, 2008	137,217	$14.29	8.3	$—

Exercisable at September 30, 2008	26,374	$14.41		$—

Outstanding at January 1, 2007	—	$—	—	$—
Granted	131,871	14.41	10.0	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at September 30, 2007	131,871	$14.41	9.3	$—

There were no option exercises or forfeitures for the nine months ended September 30, 2008 and 2007.  The weighted average fair value of options granted in 2008 and 2007 were $2.83 and $3.96, respectively.  As of September 30, 2008, there was $357,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plan.  The cost is expected to be recognized over a weighted-average remaining period of 3.3 years.  Options outstanding at September 30, 2008 and 2007 had an intrinsic value of zero as these options have a strike price that exceeds the stock price at those dates.

Stock Award Plan

The Company’s 2006 Management Recognition and Retention Plan (“MRP”), which is shareholder approved, permits awards of up to an aggregate 71,282 shares of the Company’s common stock to officers, directors and employees.  Compensation expense is recognized over the vesting period of the shares based on the market value of the shares at issue date.

A summary of changes in the Company’s non-vested shares for the nine months ended September 30, 2008 and 2007, follows:

Note 6 – Stock Based Compensation (continued)

	Shares	Weighted Average Grant Price	Weighed Average Grant-Date Fair Value

Non-vested at January 1, 2008	52,748	$14.41	$760,000
Granted	2,138	11.35	24,000
Vested	(10,553)	14.41	(152,000)
Forfeited	—	—	—
Non-vested at September 30, 2008	44,333	$14.26	$632,000

Non-vested at January 1, 2007	—	$—	$—
Granted	52,748	14.41	760,000
Vested	—	—	—
Forfeited	—	—	—
Non-vested at September 30, 2007	52,748	$14.41	$760,000

As of September 30, 2008, there was $522,000 of total unrecognized compensation cost related to non-vested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average remaining period of 3.3 years.

Note 7 – Earnings Per Share

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  Both basic and fully diluted weighted average shares outstanding for the three months and the nine months ended September 30, 2008, are 3,397,097 and 3,428,679, respectively.  Both basic and fully diluted weighted average shares outstanding for the three months and the nine months ended September 30, 2007, are 3,527,271 and 3,544,315, respectively.  During the nine months ended September 30, 2008 and 2007, the average fair value of the Company’s common stock was less than the exercise price, and the stock option awards had no dilutive effect on earnings per share.

The factors used in the earnings per share computation for the three months and the nine months ended September 30, 2008 and 2007, follow:

Note 7 – Earnings Per Share (continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Basic
Net income (loss)	$(421)	$123	$(509)	$318

Weighted average common shares outstanding	3,470,317	3,606,314	3,503,334	3,624,829
Less: average unallocated ESOP shares	(73,220)	(79,043)	(74,655)	(80,514)

Average shares	3,397,097	3,527,271	3,428,679	3,544,315

Basic earnings (loss) per common share	$(0.12)	$0.03	$(0.15)	$0.09

Diluted
Net income (loss)	$(421)	$123	$(509)	$318

Weighted average common shares outstanding for basic earnings per common share	3,397,097	3,527,271	3,428,679	3,544,315
Add: dilutive effects of assumed exercises of stock options	—	—	—	—

Average shares and dilutive potential common shares	3,397,097	3,527,271	3,428,679	3,544,315

Diluted earnings (loss) per common share	$(0.12)	$0.03	$(0.15)	$0.09

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

 Forward-Looking Information

This report contains forward-looking statements, which can be identified by the use of such words as estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions.  These forward-looking statements include statements of our goals, intentions and expectations; statements regarding our business plans and prospects and growth and operating strategies; statements regarding the asset quality of our loan and investment portfolios; and estimates of our risks and future costs and benefits.  These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events:

•	general economic conditions, either nationally or in our market area, continue to deteriorate or become worse than expected;

•	adverse changes or continued volatility and disruption in the securities and credit markets;

•	deterioration in asset quality due to adverse changes in the residential real estate market;

•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	significantly increased competition among depository and other financial institutions;

•	our ability to enter new markets successfully and take advantage of growth opportunities;

•	our ability to successfully implement our business plan;

•	legislative or regulatory changes that adversely affect our business;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board and the PCAOB; and

•	changes in our organization, compensation and benefit plans.

These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements.  Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

 Overview

Our results of operations depend primarily on our net interest income.  Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, U.S. government and agency securities, mortgage-backed securities and other interest earning assets (primarily cash and cash equivalents), and the interest we pay on our interest-bearing liabilities, consisting of savings accounts, time deposits, and advances from the Federal Home Loan Bank.  Our results of operations are also affected by our provisions for loan losses, non-interest income and non-interest expense.  Non-interest income consists primarily of miscellaneous fees and charges on loan and deposit accounts, gains and losses on securities and related impairment charges, and changes in the fair value of trading securities.  Non-interest expense currently consists primarily of salaries and employee benefits, occupancy, data processing, professional fees, and other operating expenses.  Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

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

Recent Events

During the past year, the banking industry has been under significant stress due to declining real estate values, asset impairment, eroding capital ratios and tightening liquidity.  The impact of these trends are briefly discussed below and more fully discussed in the quarterly and nine-month operating results comparisons that follow.

Loan Quality: As discussed in greater detail in the Management Discussion and Analysis, the Company has seen an increase in non-performing loans. During the nine months ended September 30, 2008, the Company recorded charge-offs totaling $143,000.  The combination of increased charge-offs and non-performing loans in conjunction with downturns in the economy and real estate environment has resulted in an increase in our allowance for loan losses.  At September 30, 2008, the allowance to loan losses was 1.29% of loans receivable as compared to 0.54% at December 31, 2007.  The increase in non-performing loans has been a result of economic and real estate softening and not a result of changes in underwriting standards.  As previously mentioned, the Company does not originate or purchase nontraditional loans, such as interest-only, negative amortization, or payment option ARM loans, and the Company does not originate or purchase sub-prime or Alt-A loans.  Management continues to enforce strict underwriting standards which generally require loan to value ratios not to exceed 80%.

Securities Portfolio: Our securities portfolio primarily consists of FHLB bonds and FNMA, FHLMC, and GNMA guaranteed mortgage backed securities.  At September 30, 2008, total unrealized gain on our security portfolio was approximately $48,000.  As further discussed in this document, during the nine months ended September 30, 2008, the Company recorded a gain of $152,000 on the sale of FHLMC common stock, an impairment charge of $382,000 due to other than temporary declines in fair value of FHLMC preferred stock, and a change in fair value of mutual funds (trading securities) resulting in an unrealized loss of $294,000.  Restrictions on redemption of these mutual funds have been imposed by the manager of these funds, limiting cash redemptions to $250,000 per fund (there are three funds) per quarter.  The Company has not requested any redemptions, and although it currently does not anticipate a need to request redemptions, it may do so in the future. As of September 30, 2008, management has not identified any additional securities that we believe would be classified as other than temporarily impaired.

Capital Levels:  As previously detailed in Note 2 - Capital Resources, the Bank's capital levels exceed regulatory capital requirements.  As of September 30, 2008, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. After giving consideration to, among other things, the Company’s continued sound capital position, with tangible and Tier 1 core capital ratios of 31.09%, the Company has determined not to apply for participation in the Capital Purchase Program presently being implemented by the U. S. Treasury.

Liquidity:  In recent months, certain banking institutions have encountered liquidity constraints.  As of the date of this filing, the Company has not encountered similar liquidity constraints. However, we actively monitor our liquidity and, if necessary, we presently have additional borrowing capacity with the Federal Home Loan Bank of Chicago that we could use to satisfy liquidity demands.  Please see the Liquidity section of Management’s Discussion and Analysis for additional details.

The Federal Depository Insurance Corporation (FDIC) has issued a proposed rule to raise current deposit insurance assessment rates uniformly for all financial institutions for the first quarter of 2009.  The proposed rule also provides for a new means of calculating deposit insurance beginning during the second quarter of 2009, and includes an assessment of the financial institution’s risk profile as determined by the FDIC.  Although final rules have not been published, the Company anticipates that its cost of insuring deposits will increase in 2009, when and if the final rules are adopted.

 Comparison of Financial Condition at September 30, 2008 and December 31, 2007

Our total assets increased $215,000, or 0.3%, to $73.2 million at September 30, 2008, compared to $73.0 million at December 31, 2007.  Loans receivable increased $359,000, or 0.7%, to $53.4 million at September 30, 2008, from $53.0 million at December 31, 2007, reflecting an decrease of $872,000, or 2.6%, in one-to-four family residential mortgage loans and an increase of $1.6 million, or 8.2%, in multi-family residential mortgage loans during the period, offset by a net increase of $410,000 in the allowance for loan losses.

Premises and equipment increased $632,000, to $882,000 at September 30, 2008, from $250,000 at December 31, 2007, primarily due to the acquisition of property adjacent to the current bank building for $660,000, for the purpose of adding a drive-up facility for added customer convenience.  Other assets increased $637,000, to $772,000 at September 30, 2008, from $135,000 at December 31, 2007, primarily due to increases in deferred income tax assets resulting from temporary differences in the recording of loan and security losses for book and income tax purposes.

Total deposits decreased $339,000, or 0.9%, to $39.4 million at September 30, 2008, from $39.7 million at December 31, 2007.  Mortgage escrow accounts increased by $486,000, or 205.9% during this period.  The Company borrowed an additional $4.0 million from the Federal Home Loan Bank in order to refinance $3.0 million in maturing advances, lock in lower interest rates, and fund loans.

Stockholders’ equity decreased $1.2 million, to $25.7 million at September 30, 2008,  from $26.9 million at December 31, 2007.  The decrease reflects a net loss of $509,000 for the nine months ended September 30, 2008, a $174,000 decrease in accumulated other comprehensive income from net unrealized gains on securities available-for-sale (a $152,000 in gain from the sale of FHLMC common stock before a conservator was appointed for FHLMC, was realized through earnings during the period), and $664,000 in repurchases of the Company’s common stock.  The Company paid dividends of $114,000 to minority shareholders.  Mutual Federal Bancorp, MHC, the majority shareholder, waived receipt of its dividends.  Stockholders’ equity also reflects a $259,000 increase from recognition of stock benefits earned under the Company’s Employee Stock Ownership Plan, Management Recognition and Retention Plan, and Stock Option Plan, offset by a $29,000 reclassification due to the commitment for release and change in fair value of common stock in the ESOP subject to the contingent repurchase obligation of ESOP shares.

 Comparison of Operating Results for the Three Months Ended September 30, 2008 and 2007

General.  The Company had a net loss of $421,000 for the three months ended September 30, 2008, compared to net income of $123,000 for the three months ended September 30, 2007.  The primary reasons for the decrease were a $351,000 charge for other-than-temporary impairment of FHLMC preferred stock and a $147,000 write down in the fair value of trading securities. Also contributing to the decrease was an $87,000, or 10.9% decrease in net interest income, to $708,000 for the three months ended September 30, 2008, from $795,000 for the three months ended September 30, 2007, and the increased provision for loan losses of $285,000 for the three months ended September 30, 2008, from none in the third quarter of 2007.

Compensation and benefits expense increased $39,000, or 11.6%, to $375,000 for the three months ended September 30, 2008, from $336,000 for the three months ended September 30, 2007, primarily due to new employees, ordinary-course salary increases, a $16,000 increase in health insurance costs, and a $2,000 increase in the amortization of stock awards and stock option expense.  The increase in compensation and benefits expense was offset by a $51,000, or 40.8% decrease in professional fees, to $74,000 for the current period, from $125,000 for the same period last year.  The decrease in professional fees was due primarily to legal, accounting and consulting fees in 2007 which were not repeated in 2008.

The annualized return on average assets was (2.27)% for the three months ended September 30, 2008, compared to 0.67% for the same period last year, and the annualized return on equity was (6.48)%  and 1.77%, respectively, for these two periods.

Interest Income.  Interest and dividend income decreased $126,000, or 11.2%, to $996,000 for the three months ended September 30, 2008, compared to $1.1 million for the three months ended September 30, 2007. The decrease resulted primarily from decrease of 68 basis points in the average yield on interest earning assets, to 5.61% in 2008, from 6.29% in 2007.  In addition, it is the Company’s policy to reserve all accrued interest on loans 90 days or more delinquent, which resulted in a $38,000 reduction in interest income on loans during the third quarter of 2008, compared to a $38,000 increase during the third quarter of 2007.

Interest income and fees from loans receivable decreased $70,000, or 7.8%, to $829,000 for the three months ended September 30, 2008, from $899,000 for the three months ended September 30, 2007.  The primary reason was the increase in the reserve for uncollected interest.  The decrease was partially offset by a $1.4 million, or 2.7%, increase in the average balance of loans receivable, to $54.2 million in the third quarter of 2008, compared to $52.8 million in the third quarter of 2007.  There was a net decrease of 69 basis points in the average yield on loans receivable, to 6.12% in 2008, from 6.81% in 2007.

Interest and dividend income from securities, FHLB stock, and interest-earning deposits decreased $56,000, or 25.1%, to $167,000 for the three months ended September 30, 2008, from $223,000 for the three months ended September 30, 2007.  The primary reasons for the decrease were a $1.6 million, or 9.1%, decrease in the average balances of  securities, FHLB stock, and interest-earning deposits, to $16.9 million in 2008, from $18.5 million in 2007, as well as an 85 basis point decrease in average yield to 3.96% in 2008, from 4.81% in 2007.  In addition, the FHLB of Chicago has suspended its dividend, which amounted to $5,000 of income during the third quarter of 2007, and the Federal Home Loan Mortgage Corporation suspended the dividend on its common and preferred stocks, resulting in a reduction of $11,000 in dividend income from this source during the third quarter of 2008, as compared to the third quarter of 2007.

 Interest Expense.  Interest expense on deposits decreased $60,000, or 20.8%, to $229,000 for the three months ended September 30, 2008, from $289,000 for the three months ended September 30, 2007.  The decrease in interest expense was due primarily to a $1.5 million decrease in the average balance of interest bearing deposits.  The average rate paid on deposits decreased 51 basis points, to 2.32% for the quarter ended September 30, 2008, from 2.83% for the quarter ended September 30, 2007.  Interest expense on certificates of deposit decreased $58,000, or 25.6%, to $169,000 in 2008, from $227,000 in 2007, because of a $827,000 decrease in the average balance of certificates of deposit, and a decrease in the average rate paid on certificates of deposit of 97 basis points, to 3.32% in 2008, from 4.29% in 2007.

Interest expense on FHLB advances increased $21,000, to $59,000 for the three months ended September 30, 2008, compared to $38,000 for the three months ended September 30, 2007.  The average balance of FHLB advances increased $3.4 million, to $6.3 million for the third quarter of 2008, from $2.9 million for the third quarter of 2007. The average rate paid on advances decreased 157 basis points, to 3.75% in 2008, from 5.32% in 2007.  The overall average cost of funds decreased 47 basis points, to 2.52% in 2008, from 2.99% in 2007.

Net Interest Income.  Net interest income decreased $87,000, or 10.9%, to $708,000 for the three months ended September 30, 2008, from $795,000 for the same quarter last year.  Our net interest margin decreased 47 basis points, to 3.99% in 2008, from 4.46% in 2007.  A 68 basis point decrease in the average yield on interest-earning assets, to 5.61% in 2008, from 6.29% in 2007, and a decrease of $283,000 in the average balance of interest-earning assets, both contributed to interest income decreasing by $126,000.  The average rate paid on interest-bearing liabilities decreased 47 basis points, to 2.52% in 2008, from 2.99% in 2007, and the average balance of interest-bearing liabilities increased $2.0 million, with interest expense decreasing by $39,000.  The interest rate spread between interest earning assets and interest bearing liabilities decreased 21 basis points, to 3.09% in 2008, from 3.30% in 2007.

Provision for Loan Losses.  During the three months ended September 30, 2008, management made a $285,000 provision for losses on loans, based on its quarterly evaluation of the level of the allowance necessary to absorb probable incurred loan losses at September 30, 2008.  Management established $267,000 in specific allowances against $1.5 million of impaired loans, charged off $143,000 in realized losses against previously established specific reserves, and increased the general allowance for loan losses by $18,000.

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

During the three months ended September 30, 2008, non-performing (non-accrual) loans decreased $49,000, to $3.19 million, from $3.24 million at June 30, 2008.  Loans delinquent 60-89 days decreased  $743,000, to $1.4 million at September 30, 2008, compared to $2.1 million at June 30, 2008.  During this period, one- to four-family residential mortgage loans decreased $872,000, or 2.6%, and multi-family residential mortgage loans increased $1.6 million, or 8.2%.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $2.2 million at September 30, 2008, with specific valuation allowances of $345,000, or 16.0% of the carrying amount.  All of the impaired loans were one- to four-family mortgage loans.

  At September 30, 2008, the allowance for loan losses, including specific allowances, was $700,000, or 1.29% of loans receivable, compared to $558,000, or 1.03% of loans receivable at June 30, 2008.  In a similar evaluation of the allowance for loan losses at September 30, 2007, management determined that there was no need for an additional loan loss provision for the three months then ended.

Non-interest Income.  Non-interest income decreased $494,000, to a loss of $481,000 for the three month period ended September 30, 2008, compared to $13,000 income for the three months ended September 30, 2007.  The Company recognized a $351,000 charge for other-than-temporary impairment of FHLMC preferred stock held as available-for-sale, because the fair value of the preferred stock has declined significantly since FHFA was appointed conservator for FHLMC, and we are unable to forecast a recovery.  The Company holds 10,000 shares of FHLMC preferred stock valued at $2.00 per share at September 30, 2008.

The Company also recognized a $147,000 fair value loss adjustment on various mutual funds carried as trading securities and accounted for under FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which was adopted for these mutual funds on January 1, 2008.

Non-interest Expense.  Non-interest expense increased $8,000, or 1.3%, to $607,000 for the three months ended September 30, 2008, from $599,000 for the same quarter last year, primarily as a result of increased compensation and employee benefits expense, partially offset by decreases in professional fees.  Compensation and employee benefits expense increased $39,000, or 11.6%, to $375,000 in 2008, from $336,000 in 2007, primarily due to new employees, ordinary-course salary increases, a $16,000 increase in health insurance costs, and a $2,000 increase in the amortization of stock awards and stock option expense.

Occupancy costs decreased $2,000, or 5.3%, to $36,000 in 2008, from $38,000 in 2007.  Data processing fees increased $8,000, or 30.8%, to $34,000, from $26,000 in 2007.  Professional fees, including legal, accounting and consulting fees, decreased $51,000, or 40.8%, to $74,000 in 2008, from $125,000 in 2007.  (Legal, accounting, and consulting expenses decreased $27,000, $19,000, and $5,000, respectively.)   Miscellaneous expenses increased $14,000, or 18.9%, to $88,000 for the third quarter of 2008, from $74,000 for the third quarter of 2007.

The Company’s ratio of non-interest expense to average assets increased to 3.28% in the third quarter of 2008, from 3.25% in 2007, and its efficiency ratio was 83.7% in 2008, compared to 74.1% in 2007.

Income Tax Expense.  The provision for income taxes decreased $330,000, to a benefit of $244,000 in 2008, from an expense of $86,000 in 2007, largely due to the $874,000 decrease in pre-tax income.  The effective tax rate for the quarter ended September 30, 2008, decreased to 36.7%, compared to 41.2% for this quarter last year.

 Average Balance Sheet

The following table sets forth average balance sheets, average annualized yields and costs, and certain other information for the three months ended September 30, 2008 and 2007.  No tax-equivalent yield adjustments were made, as their effects were not material.  All average balances are based on an average of daily balances.  Non-accrual loans are included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.  The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Three Months Ended September 30,
	2008			2007
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
Interest-earning assets:
Loans	$54,192	$829	6.12%	$52,786	$899	6.81%
Securities	13,738	156	4.54	17,022	207	4.86
Interest-earning deposits	2,503	11	1.76	908	11	4.85
Federal Home Loan Bank Stock	610	-	0.00	610	5	3.28
Total interest-earning assets	71,043	$996	5.61%	71,326	$1,122	6.29%
Non-interest-earning assets	2,999			2,413
Total assets	$74,042			$73,739
Interest-Bearing Liabilities:(1)
Savings deposits	$19,064	$60	1.26%	$19,699	$62	1.26%
Certificates of deposit	20,342	169	3.32	21,169	227	4.29
Total interest-bearing deposits	39,406	229	2.32	40,868	289	2.83
Federal Home Loan Bank advances	6,293	59	3.75	2,859	38	5.32
Total interest-bearing liabilities	45,699	288	2.52%	43,727	327	2.99%
Non-interest-bearing liabilities	2,346			2,260
Total liabilities	48,045			45,987
Stockholders’ equity	25,997			27,752
Total liabilities and stockholders’ equity	$74,042			$73,739
Net interest income		$708			$795
Net interest rate spread(2)			3.09%			3.30%
Net interest-earning assets(3)	$25,344			$27,599
Net interest margin(4)			3.99%			4.46%
Ratio of interest-earning assets to interest-bearing liabilities			155.46%			163.12%
____________
(1)	Non-interest-bearing checking deposits are included in non-interest-bearing liabilities.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

 Comparison of Operating Results for the Nine Months Ended September 30, 2008 and 2007

General.  The Company had a net loss of $509,000 for the nine months ended September 30, 2008, compared to net income of $318,000 for the nine months ended September 30, 2007.  The primary reasons for the decrease were a $382,000 charge for other-than-temporary impairment of FHLMC preferred stock, a $294,000 write down in the fair value of trading securities, partially offset by a $152,000 gain on the sale of FHLMC common stock prior to the appointment of a conservator for FHLMC, and the increased provision for loan losses, to $553,000 for the nine months ended September 30, 2008, from $10,000 in 2007.  The decrease also resulted from a $226,000, or 9.7% decrease in net interest income, to $2.1 million for the nine months ended September 30, 2008, from $2.3 million for the nine months ended September 30, 2007.

Compensation and benefits expense increased $116,000, or 11.5%, to $1.1 million for the nine months ended September 30, 2008, from $1.0 million for the nine months ended September 30, 2007, primarily due to new employees, ordinary-course salary increases, a $54,000 increase in health insurance premiums, and a $14,000 increase in the amortization of stock awards and stock option expense.  The increase in compensation and benefits expense was partially offset by a $101,000, or 26.2% decrease in professional fees, to $285,000 for the current period, from $386,000 for the same period last year.  The decrease in professional fees was due primarily to legal, accounting and consulting fees in 2007 which were not repeated in 2008.

The annualized return on average assets was (0.92)% for the nine months ended September 30, 2008, compared to 0.57% for the same period last year, and the annualized return on equity was (2.55)%  and 1.51%, respectively, for these two periods.

Interest Income.  Interest and dividend income decreased $271,000, or 8.2%, to $3.0 million for the nine months ended September 30, 2008, compared to $3.3 million for the nine months ended September 30, 2007. The decrease resulted primarily from a decrease of 41 basis points in the average yield on interest earning assets, to 5.67% in 2008, from 6.08% in 2007.  In addition, it is the Company’s policy to reserve all accrued interest on loans 90 days or more delinquent, which resulted in a $135,000 reduction in interest income on loans during the first nine months of 2008, compared to a $23,000 increase during the first nine months of 2007.

Interest income and fees from loans receivable decreased $149,000, or 5.7%, to $2.5 million for the nine months ended September 30, 2008, from $2.6 million for the nine months ended September 30, 2007.  The primary reason was the increase in the reserve for uncollected interest.   There was a decrease of 39 basis points in the average yield on loans receivable, to 6.18% in 2008, from 6.57% in 2007.

Interest and dividend income from securities, FHLB stock, and interest-earning deposits decreased $122,000, or 17.9%, to $560,000 for the nine months ended September 30, 2008, from $682,000 for the nine months ended September 30, 2007.  The primary reasons for the decrease were a $210,000, or 1.1%,  decrease in average balances of securities, FHLB stock, and interest-earning deposits, to $19.0 million in 2008, from $19.2 million in 2007, as well as an 56 basis point decrease in average yield to 4.17% in 2008, from 4.73% in 2007.  In addition, the FHLB of Chicago has suspended its dividend, which amounted to $12,000 of income during the first nine months of 2007, and the Federal Home Loan Mortgage Corporation suspended the dividends on its common and preferred stock, resulting in a reduction of $15,000 in dividend income from this source during the first nine months of 2008.

 Interest Expense.  Interest expense on deposits decreased $123,000, or 14.1%, to $751,000 for the nine months ended September 30, 2008, from $874,000 for the nine months ended September 30, 2007.  The decrease in interest expense was due primarily to a $2.5 million decrease in the average balance of interest bearing deposits and to a decrease in the average rate paid on deposits of 24 basis points, to 2.54% for the nine months ended September 30, 2008, from 2.78% for the nine months ended September 30, 2007.  Interest expense on certificates of deposit decreased $112,000, or 16.3%, to $576,000 in 2008, from $688,000 in 2007, because of a $1.3 million decrease in the average balance of certificates of deposit, and a decrease in the average rate paid on certificates of deposit of 45 basis points, to 3.75% in 2008, from 4.20% in 2007.

Interest expense on FHLB advances increased $78,000, to $176,000 for the nine months ended September 30, 2008, compared to $98,000 for the nine months ended September 30, 2007.  The average balance of FHLB advances increased $3.4 million, to $5.8 million for the first nine months of 2008, from

$2.4 million for the first nine months of 2007. The average rate paid on advances decreased 132 basis points, to 4.02% in 2008, from 5.34% in 2007.  The overall average cost of funds decreased 19 basis points, to 2.73% in 2008, from 2.92% in 2007.

Net Interest Income.  Net interest income decreased $226,000, or 9.7%, to $2.1 million for the nine months ended September 30, 2008, from $2.3 million for the same period last year.  Our net interest margin decreased 35 basis points, to 3.93% in 2008, from 4.28% in 2007.  A 41 basis point decrease in the average yield on interest-earning assets, to 5.67% in 2008, from 6.08% in 2007, and the increase in non-accrual loans, both contributed to interest income decreasing by $271,000.  The average rate paid on interest-bearing liabilities decreased 19 basis points, to 2.73% in 2008, from 2.92% in 2007, with interest expense decreasing by $45,000.  The interest rate spread between interest earning assets and interest bearing liabilities decreased 22 basis points, to 2.94% in 2008, from 3.16% in 2007.

Provision for Loan Losses.  During the nine months ended September 30, 2008, management made an additional $553,000 provision for losses on loans, based on its quarterly evaluation of the level of the allowance necessary to absorb probable incurred loan losses at September 30, 2008.  Management established $488,000 in specific allowances, charged off $143,000 in realized losses against previously established specific reserves, and increased the general allowance for loan losses by $65,000.

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

During the nine months ended September 30, 2008, non-performing (non-accrual) loans increased to $3.2 million, from $259,000 at December 31, 2007.  Loans delinquent 60-89 days were $1.4 million at September 30, 2008, decreasing $1.2 million, from $2.6 million at December 31, 2007.  The loan portfolio increased $359,000, or 0.7%, to $53.4 million at September 30, 2008, from $53.0 million at December 31, 2007.  During this period, one- to four-family residential mortgage loans decreased $872,000, or 2.6%, and multi-family residential mortgage loans increased $1.6 million, or 8.2%.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $2.2 million at September 30, 2008, with specific valuation allowances of $345,000, or 16.0% of the carrying amount.  All of the impaired loans were one- to four-family mortgage loans.

At September 30, 2008, the allowance for loan losses, including specific allowances, was $700,000, or 1.29% of loans receivable, compared to $290,000, or 0.54% of loans receivable at December 31, 2007.  In a similar evaluation of the allowance for loan losses at September 30, 2007, management determined that there was a need for a provision of $10,000 for the nine months then ended.

Non-interest Income.  Non-interest income decreased $520,000, to a loss of $485,000 for the nine months ended September 30, 2008, compared to $35,000 income for the nine months ended September 30, 2007.  The Company recognized a $382,000 loss for other-than-temporary impairment of FHLMC preferred stock held as available-for-sale, because the fair value of the preferred stock has continued to decline since FHFA was appointed conservator for FHLMC, and we are unable to forecast a recovery.   Partially offsetting this loss, and prior to the conservator appointment, the Company sold its remaining shares of FHLMC common stock and realized a gain of $152,000.  The Company holds 10,000 shares of FHLMC preferred stock valued at $2.00 per share at September 30, 2008.

The Company also recognized a $294,000 fair value loss adjustment on various mutual funds carried as trading securities and accounted for under FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which was adopted for these mutual funds on January 1, 2008.

Non-interest Expense.  Non-interest expense increased $36,000, or 2.0%, to $1.8 million for the nine months ended September 30, 2008, approximately the same as last year.  Compensation and employee benefits increased $116,000, or 11.5%, to $1.1 million in 2008, from $1.0 million in 2007, primarily due to new employees, ordinary-course salary increases, a $54,000 increase in health insurance premiums, and to a $15,000 increase in the amortization of stock grant and stock option expense.

Occupancy costs increased $2,000, or 1.7%, to $122,000 in 2008, from $120,000 in 2007.  Data processing fees increased $4,000, or 4.9%, to $85,000, from $81,000 in 2007.  Professional fees, including legal, accounting and consulting fees, decreased $101,000, or 26.2%, to $285,000 in 2008, from $386,000 in 2007.  (Legal, accounting, and consulting expenses decreased $43,000, $38,000, and $20,000, respectively.)  Miscellaneous expenses increased $15,000, or 6.9%, to $234,000 in 2008, from $219,000 in 2007.

The Company’s ratio of non-interest expense to average assets increased to 3.33% in the first nine months of 2008, from 3.24% for the first nine months of 2007, and the efficiency ratio increased to 86.6% in 2008, from 76.9% in 2007.

Income Tax Expense.  The provision for income taxes decreased $498,000, to a tax benefit of $282,000 in 2008, from a tax expense of $216,000 in 2007, largely due to the $1.3 million decrease in pre-tax income to a loss of $791,000 in 2008, from income of $534,000 in 2007.  The effective tax rate for the nine months ended September 30, 2008, decreased to 35.7%, compared to 40.5% for this period last year.

 Average Balance Sheet

The following table sets forth average balance sheets, average annualized yields and costs, and certain other information for the nine months ended September 30, 2008 and 2007.  No tax-equivalent yield adjustments were made, as their effects were not material.  All average balances are based on an average of daily balances.  Non-accrual loans are included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.  The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Nine Months Ended September 30,
	2008			2007
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
Interest-earning assets:
Loans	$53,106	$2,462	6.18%	$53,024	$2,611	6.57%
Securities	14,718	518	4.69	17,947	643	4.78
Interest-earning deposits	2,578	42	2.17	728	27	4.95
Federal Home Loan Bank Stock	610	-	0.00	570	12	2.81
Total interest-earning assets	71,012	$3,022	5.67%	72,269	$3,293	6.08%
Non-interest-earning assets	2,986			2,269
Total assets	$73,998			$74,538
Interest-Bearing Liabilities:(1)
Savings deposits	$18,918	$175	1.23%	$20,126	$186	1.23%
Certificates of deposit	20,502	576	3.75	21,818	688	4.20
Total interest-bearing deposits	39,420	751	2.54	41,944	874	2.78
Federal Home Loan Bank advances	5,832	176	4.02	2,448	98	5.34
Total interest-bearing liabilities	45,252	927	2.73%	44,392	972	2.92%
Non-interest-bearing liabilities	2,151			2,096
Total liabilities	47,403			46,488
Stockholders’ equity	26,595			28,050
Total liabilities and stockholders’ equity	$73,998			$74,538
Net interest income		$2,095			$2,321
Net interest rate spread(2)			2.94%			3.16%
Net interest-earning assets(3)	$25,760			$27,877
Net interest margin(4)			3.93%			4.28%
Ratio of interest-earning assets to interest-bearing liabilities			156.93%			162.80%
____________
(1)	Non-interest-bearing checking deposits are included in non-interest-bearing liabilities.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At September 30, 2008, $4.0 million of our assets were invested in cash and cash equivalents.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts, and FHLB advances.  Our cash flows are derived from operating activities, investing activities and financing activities as reported in our consolidated statements of cash flows.

Our primary investing activities are the origination of loans and the purchase of investment securities.  During the nine months ended September 30, 2008, net loan originations totaled $913,000.  During the nine months ended September 30, 2007, net loan originations totaled $1.5 million.  We do not sell loans.  Cash received from principal repayments, calls and maturities of securities totaled $2.9 million and $2.8 million for the nine months ended September 30, 2008 and 2007, respectively.  We purchased $641,000 in securities during the nine months ended September 30, 2008, and sold $160,000 in securities during this period.  We purchased $110,000 in Federal Home Loan Bank common stock during the first nine months of 2007 to meet our minimum required for membership in  the FHLB of Chicago.

Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by us and by local competitors, and other factors.  There was a net decrease in total deposits of $338,000 for the nine months ended September 30, 2008, and a net decrease of $2.5 million for the same period in 2007.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provide an additional source of funds.  During the nine months ended September 30, 2008, the Company borrowed $4.0 million in advances from the Federal Home Loan Bank, and repaid $3.0 million.  Our available borrowing limit was $12.2 million, an additional $6.2 million over the $6.0 million borrowed at September 30, 2008.

During the nine months ended September 30, 2008, we repurchased 60,000 shares of our common stock for $664,000, under a share repurchase program.  During the same period last year, we repurchased 83,300 shares for $1.1 million.

 At September 30, 2008, the Company had no outstanding commitments to originate loans, primarily due to a lack of recent applications and the current economic environment.  At September 30, 2008, certificates of deposit scheduled to mature in less than one year totaled $18.1 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In the event we do not retain a significant portion of our maturing certificates of deposit, we will have to utilize other funding sources, such as Federal Home Loan Bank of Chicago advances, in order to maintain our level of assets.  Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents, or securities.  In addition, the cost of such deposits may be significantly higher if market interest rates are higher at the time of renewal.

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

The Company had no outstanding commitments to make loans at September 30, 2008.  At December 31, 2007, the Company had outstanding commitments to make loans of $205,000.

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

The table below sets forth, as of June 30, 2008, the latest date available, the estimated changes in our NPV and our net interest income that would result from the designated instantaneous changes in the U.S. Treasury yield curve.  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Change In	NPV			Net Portfolio Value as a Percentage of Present Value of Assets
Interest Rates (Basis Points)	Estimated NPV	Amount of Change	Percentage Change	NPV Ratio	Change in Basis Points
(dollars in thousands)
+300	$19,699	$(6,380)	-24%	27.82%	-571	bp
+200	21,819	(4,259)	-16	29.84	-368
+100	23,993	(2,086)	-8	31.79	-174
+50	25,075	(1,004)	-4	32.70	-82
Unchanged	26,079	—	—	33.52	—
-50	27,010	931	+4	34.26	+73
-100	27,905	1,826	+7	34.94	+141

The table above indicates that at June 30, 2008, in the event of a 100 basis point decrease in interest rates, we would experience a 7% increase in net portfolio value.  (The OTS model did not report a calculation for a 200 basis point decrease in interest rates at June 30, 2008.)  In the event of a 200 basis point increase in interest rates, we would experience a 16% decrease in net portfolio value.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(1)

7/1/08–7/31/08	—	—	—	136,044
8/1/08–8/31/08	—	—	—	136,044
9/1/08–9/30/08	—	—	—	136,044
____________
(1)
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

MUTUAL FEDERAL BANCORP, INC.

Date: November 13, 2008	By:	/s/Stephen M. Oksas
Stephen M. Oksas
President and Chief Executive Officer

Date: November 13, 2008	By:	/s/John L. Garlanger
John L. Garlanger
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.