Form 10-K
period 2008-12-31
Mutual Federal Bancorp, Inc.
filed 2009-03-27
CIK 1344802

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
__________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission File Number 000-51876

MUTUAL FEDERAL BANCORP, INC.
(Exact name of registrant as specified in its charter)

Federal (State or other jurisdiction of incorporation or organization)	33-1135091 (IRS Employer Identification No.)

2212 West Cermak Road
Chicago, Illinois 60608
(Address of principal executive offices)

(773) 847-7747
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $7,703,619 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the last reported trade price of $10.90 on such date on the OTC Bulletin Board.

There were 3,334,273 shares of common stock of the registrant outstanding as of March 20, 2009.

Documents Incorporated by Reference:  Portions of the registrant’s definitive proxy statement for its 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III, Items 10–14.

MUTUAL FEDERAL BANCORP, INC.

Form 10-K for Fiscal Year Ended

December 31, 2008

i

PART I

ITEM 1.                      BUSINESS

General

Mutual Federal Bancorp, Inc. (“the Company”) was formed in 2006 as a federally chartered, mid-tier stock holding company of Mutual Federal Savings and Loan Association of Chicago, a federally chartered savings and loan association headquartered in Chicago, Illinois (referred to herein, together with its wholly owned subsidiaries, EMEFES Service Corporation and 2212 Holdings, LLC, as “the Bank”).  At December 31, 2008, Mutual Federal Bancorp, MHC (“MHC”), was the majority (75%) stockholder of the Company.  MHC is owned by the depositors of the Bank.

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

Business Strategy

Our business strategy is to operate as a well-capitalized and profitable community bank dedicated to providing quality customer service.  A main focus of our business strategy has been to emphasize one- to four-family residential mortgage lending, and we intend to continue to emphasize this type of lending.  Management, however, has determined to broaden the range of our products and services to enhance profitability, consistent with maintaining our safety and soundness.  We intend to introduce additional products and services, such as free checking and interest-bearing checking accounts, debit cards, and on-line banking and bill payment during 2009.  There can be no assurances, however, that we will successfully implement our business strategy.

Highlights of our business strategy are as follows:

·      Continuing to emphasize fixed-rate one- to four-family residential real estate lending.  Historically, we have emphasized fixed-rate one- to four-family residential lending within our market area.  As of December 31, 2008, $32.6 million, or 61.6%, of our total loan portfolio consisted of fixed-rate one- to four-family residential mortgage loans.  During the year ended December 31, 2008, we originated $1.5 million of one- to four-family residential mortgage loans compared to $4.5 million of such loans during 2007.  We originate all loans for portfolio and do not sell loans in the secondary market.  While we will continue to emphasize one- to four-family lending, we also originate loans secured by multi-family properties.  During the year ended December 31, 2008, we experienced an increase in demand for this type of loan and originated $4.6 million of multi-family residential mortgage loans compared to $2.7 million of such loans during 2007.  As of December 31, 2008, $20.2 million, or 38.2%, of our total loan portfolio consisted of multi-family residential mortgage loans.

·      Offering new products and services.  We currently are developing and seek to develop in the future new services and deposit products for our customers, such as free checking and interest-bearing checking accounts, debit cards, and on-line banking and bill payment.  We expect to be able to begin offering some of these new products and services beginning in the first half of 2009.  We believe that these new products will increase our deposit base and our fee income.

·      Opening a new drive-up facility.  During 2008 we acquired property next to our current banking offices for the purpose of adding a drive-up facility, including two drive-up lanes and an additional ATM.  We expect to open this facility by fall of 2009.  We believe that the additional convenience offered to our customers will attract new customers and increase our deposit base.

·      Maintaining high asset quality.  Historically, we have maintained and will continue to emphasize strong asset quality by following conservative underwriting criteria and originating loans secured by real estate.  The Company does not originate or purchase nontraditional loans such as interest-only, negative amortization, or payment option adjustable rate mortgages.  The Company does not originate or purchase sub-prime or alternative documentation (Alt-A) loans.  However, primarily due to the continuing economic recession and its impact on the residential real estate market in our market area, our non-performing assets at December 31, 2008, increased to $3.2 million, or 4.48% of total assets, compared to $259,000, or 0.35% of total assets at December 31, 2007.  We have and will continue to work diligently to resolve our problem loans.  See “Allowance for Loan Losses” below for further discussion of our non-performing loans.

·      Maintaining high levels of interest earning assets.  We intend to continue to maintain our high level of interest earning assets.  At December 31, 2008, our interest earning assets were 88.2% of total assets and our average interest earning assets for 2008 were 156.0% of average interest-bearing liabilities.  In spite of the increase in non-performing assets in 2008, we maintained a net interest rate margin of 3.97%, reflecting the high level of interest earning assets and our strong capital position.

·      Seeking growth through expansion.  We believe our best opportunities for growth are through potential acquisitions or through de novo branching, although we currently have no specific plans to acquire an existing financial institution or open a de novo branch.  Completing an acquisition or opening a new branch would provide us with an additional location, thereby increasing the potential number of households and businesses we could serve.  An acquisition also may provide us with an opportunity to enhance our management depth and augment our current product offerings.  Additionally, any future acquisition may provide us with an opportunity to pursue an alternate branding strategy for the Bank by capitalizing on the brand awareness a potential target may have already established in its market area.

Historically, we have not experienced rapid growth in our business, but rather have sought to grow our business consistently over time.  While our business plan contemplates growth by pursuing acquisition opportunities and establishing new branches, we have not in the past been successful in identifying suitable acquisitions or locations to establish new branches.  If we ultimately are not successful in identifying and completing suitable acquisitions or establishing new branches, we may not be able to grow our business as we hope.

In February 2009, the Company entered into a non-binding agreement for a proposed investment by the Company in Great American Bank (“Great American”), a de novo Illinois state commercial bank in organization.  Pursuant to the non-binding terms, the Company would purchase $2 million of common stock of Great American, which would represent an approximate 20% ownership interest in Great American assuming the it raises a minimum amount of capital from other possible investors.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview and Recent Developments” for a discussion of this proposed investment.

·      Remaining a community-oriented institution.  The Bank was established in Chicago, Illinois in 1905 and has been operating continuously since that time.  We have been, and continue to be, committed to meeting the financial needs of the communities in which we operate and remain dedicated to providing high-quality personal and efficient service to our customers.

Competition

We face intense competition within our market area both in making loans and attracting deposits.  Cook County, Illinois, and specifically the Chicago metropolitan area have a high concentration of financial institutions including money centers and other large commercial banks, community banks and credit unions.  Some of our competitors offer products and services that we currently do not offer, such as trust services, private banking and internet banking.  As of June 30, 2008, based on the FDIC’s annual Summary of Deposits Report, our market share of deposits represented 6.89% of the deposits in our zip code and 0.02% of deposits in Cook County.

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

Market Area

We operate in a primarily urban market area that has a stable population and household base.  Our primary deposit gathering area is concentrated in the communities immediately surrounding our headquarters located in the southwestern Chicago metropolitan area, which includes predominantly Hispanic neighborhoods.  Our primary lending area is broader than our deposit-gathering area and includes all of Cook County, with some limited lending activities in the counties surrounding Cook County and included in the Chicago metropolitan area.  At December 31, 2008, 96% of our mortgage loan portfolio consisted of loans secured by real estate located in Cook County, Illinois.

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

One- to four-family residential real estate mortgage loans represented $32.6 million, or 61.6%, of our loan portfolio at December 31, 2008.  We also offer multifamily real estate loans.  Multifamily real estate loans represented $20.2 million, or 38.2% of our loan portfolio at December 31, 2008.  We also have a small number of consumer loans secured by deposit accounts as an accommodation to customers.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio by type of loan and percentage of portfolio at the dates indicated.

	At December 31,
	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
One- to four-family residential mortgage	$32,568	61.60%	$34,163	63.90%	$33,270	63.62%
Multi-family	20,202	38.21	19,217	35.94	18,965	36.27
Total mortgage loans	52,770	99.81	53,380	99.84	52,235	99.89
Consumer loans	101	0.19	88	0.16	59	.11
Total loans	52,871	100.00%	53,468	100.00%	52,294	100.00%
Less:
Deferred loan origination fees, net	120		122		121
Undisbursed portion of loans	—		9		9
Allowance for loan losses	1,287		290		240
Total loans, net	$51,464		$53,047		$51,924

Loan Portfolio Maturities and Yields.  The following table summarizes the remaining contractual maturity of our loans at December 31, 2008.  The table does not include the effect of possible prepayments.  We had no adjustable-rate loans at December 31, 2008.

	One- to Four-Family		Multi Family		Consumer		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(dollars in thousands)
Due during the years ending December 31, 2009	$4	8.25%	$-	0.00%	$101	3.35%	$105	3.51%
2010 to 2011	79	6.94	36	6.16	—	—	115	6.70
2012 to 2013	739	6.11	429	6.13	—	—	1,168	6.12
2014 to 2018	3,693	6.22	3,711	6.31	—	—	7,404	6.27
2019 to 2028	11,521	6.19	10,510	6.78	—	—	22,031	6.47
2029 and beyond	16,532	6.38	5,516	6.74	—	—	22,048	6.47
Total	$32,568	6.29%	$20,202	6.67%	$101	3.35%	$52,871	6.43%

The following table sets forth the remaining contractual maturity of fixed-rate loans at December 31, 2008 that are contractually due after December 31, 2009.  We had no adjustable-rate loans at December 31, 2008.

	Due After December 31, 2009
	Fixed	Total
	(dollars in thousands)
One- to four-family residential mortgage loans	$32,564	$32,564
Multi-family	20,202	20,202
Total mortgage loans	52,766	52,766
Total loans	$52,766	$52,766

One- to Four-Family Residential Loans.  Our primary lending activity consists of the origination of one- to four-family residential mortgage loans that are secured primarily by properties principally located in Cook County.  At December 31, 2008, $32.6 million, or 61.6% of our loan portfolio, consisted of one- to four-family residential mortgage loans.  Included within these one- to four-family loans were $1.5 million in second mortgage loans at December 31, 2008.  At December 31, 2008, we had 330 one-to four-family loans with an average balance of $99,000.  Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the appraised value of the property.  All one- to four-family residential loans are fixed-rate loans generally originated for terms up to 20 years and for owner occupied one- to four-family residential loans, up to 30 years.  At December 31, 2008, our largest loan secured by one- to four-family real estate had a principal balance of $998,000.  We currently do not offer adjustable-rate mortgage loans.

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

Multi-Family Real Estate Loans.  Loans secured by multi-family real estate totaled $20.2 million, or 38.2%, of our total loan portfolio at December 31, 2008.  Multi-family real estate loans generally are secured by small apartment buildings with fewer than 10 units and includes two- to four-family residential properties that may also include a commercial or income-producing element, such as a first floor store-front business.  Generally, all of our multi-family real estate loans are secured by properties located within our lending area.  At December 31, 2008, we had 120 multi-family real estate loans with an average principal balance of $168,000, and the largest multi-family real estate loan had a principal balance of $1.2 million.  Multi-family real estate loans are offered with fixed interest rates.  Multi-family loans generally are originated for terms of up to 20 years, and in some cases for owner-occupied multi-family properties, up to 30 years.

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

Consumer Loans.  We offer a small number of consumer loans, secured by deposits, to our customers.  Our consumer loans amounted to $101,000, or 0.2%, of our total loan portfolio at December 31, 2008.

Origination and Servicing of Loans.  Loan origination activities are primarily concentrated in Cook County, with some limited loan originations in the counties surrounding Cook County.  New loans are generated primarily from current and former borrowers, walk-in customers, customer referrals, realtors and other parties with whom we do business, and from the efforts of employees and advertising.  Loan applications are underwritten and processed at our single banking office.  We service all loans that we originate.

Loan Approval Procedures and Authority.  The loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan.  To assess the borrower’s ability to repay, we review the employment and credit history and information on the historical and projected income and expenses of mortgagors.  All owner occupied mortgage loans up to $650,000 and all non-owner occupied mortgage loans up to $500,000 may be approved by any two members of the loan committee of the board of directors, which consists of the President and three outside directors.  All consumer loans secured by deposits require the approval of an officer.  All other loans must be approved by the Bank’s board of directors.

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

	At December 31,
	2008	2007	2006
	(dollars in thousands)
Non-accrual loans:
One- to four-family	$2,672	$259	$226
Multi-family	281	-	217
Consumer	-	-	-
Total non-accrual loans	2,953	259	443
Accruing loans delinquent 90 days or more:
One- to four-family	-	-	-
Multi-family	-	-	-
Consumer	-	-	-
Total non-performing loans	2,953	259	443
Real estate owned:
Total real estate owned	235	-	-
Total non-performing assets	$3,188	$259	$443
Ratios:
Non-performing loans to gross loans	5.59%	0.48%	0.85%
Non-performing assets to total assets	4.48	0.35	0.59

The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent for
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(dollars in thousands)
At December 31, 2008
One- to four-family	8	$1,503	9	$2,672	17	$4,175
Multi-family	4	701	1	281	5	982
Consumer	-	-	-	-	-	-
Total	12	$2,204	10	$2,953	22	$5,157
At December 31, 2007
One- to four-family	8	$1,893	1	$259	9	$2,152
Multi-family	2	748	—	—	2	748
Consumer	—	—	—	—	—	—
Total	10	$2,641	1	$259	11	$2,900
At December 31, 2006
One- to four-family	1	$101	4	$226	5	$327
Multi-family	1	284	1	217	2	501
Consumer	—	—	—	—	—	—
Total	2	$385	5	$443	7	$828

Real Estate Owned.  Real estate we acquire as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until sold.  When property is acquired, it is recorded at fair market value at the date of foreclosure, less estimated selling expenses, establishing a new cost basis.  Holding costs and declines in fair value result in charges to expense after acquisition.  At December 31, 2008, we held one two-unit residential rental property in real estate owned, with title residing in 2212 Holdings LLC, a newly formed, wholly owned subsidiary of the Bank.  The subsidiary was established in 2008 to hold title and to manage other real estate owned.

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

An insured institution is required to establish general allowances for loan losses in an amount deemed prudent by management for loans classified substandard or doubtful, as well as for other problem loans.  General allowances represent loss allowances which have been established to recognize the probable incurred losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.  When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.  An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision which can order the establishment of additional general or specific loss allowances.

At December 31, 2008, $3.0 million in non-accrual loans were classified as substandard, and none of our other assets were classified as substandard, doubtful or loss.  The loan portfolio is reviewed on a regular basis to determine whether any loans require classification or reclassification in accordance with applicable regulations.

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

General loan loss allowances are based upon historical loan loss experience as adjusted after evaluation of other factors that may or may not be present, including changes in the composition of the loan portfolio, current national and local economic conditions, changes in lending policies and procedures and personnel changes in our lending management or staff.  The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans.  Loans that are determined to be uncollectible are charged against the allowance.  While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary based on changing economic conditions or other factors.  The allowance for loan losses as of December 31, 2008 was maintained at a level that represents management’s best estimate of probable incurred losses in the loan portfolio.

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or for the Years Ended December 31,
	2008	2007	2006
	(dollars in thousands)
Balance at beginning of year	$290	$240	$170
Charge-offs:
One- to four-family	(26)	—	—
Multi-family	(143)	—	—
Consumer	—	—	—
Total charge-offs	169	—	—
Recoveries:
One- to four-family	—	—	—
Multi-family	—	—	—
Consumer	—	—	—
Total recoveries	—	—	—
Net (charge-offs) recoveries	(169)	—	—
Provision for loan losses	1,166	50	70
Balance at end of year	$1,287	$290	$240
Ratios:
Net charge-offs to average loans outstanding	0.32%	—	—
Allowance for loan losses to non-performing loans	43.58%	112.02%	54.18%
Allowance for loan losses to gross loans	2.43%	0.54%	0.46%

Our non-performing loans increased to $3.0 million at December 31, 2008, from $259,000 at December 31, 2007.  Loans delinquent for 60-89 days decreased to $2.2 million at December 31, 2008, from $2.6 million at December 31, 2007.

At December 31, 2008 and 2007, total impaired loans were $3.8 million and $0, with specific loan loss allowances of $850,000 and $0, respectively.  Impaired loans with specific loan loss allowances included seven one-to-four family residential loans with balances of $2.6 million and specific loan loss allowances of $850,000.   Included in this total, we had one single-family residential loan of $1.0 million, with a specific loan loss allowance of $536,000, which accounted for 26.5% of impaired loans and 63.1%

of specific loan loss allowances at December 31, 2008.  We had no multi-family loans with specific loan loss allowances at December 31, 2008.

During the year ended December 31, 2008, we established $1.0 million in specific loan loss allowances for nine loans we considered impaired, and we charged off $169,000 against the allowances for two of these loans.  We added $147,000 to general reserves based on the increasing trend in delinquent loans, generally declining real estate values in Cook County, and our actual loss experience.

During 2007, using the same methodology, management determined that a $50,000 provision for loan losses was necessary for the year ended December 31, 2007.

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

	At December 31,
	2008			2007
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(dollars in thousands)
One- to four-family	$1,021	$32,568	61.60%	$100	$34,163	63.90%
Multi-family	266	20,202	38.21	190	19,217	35.94
Consumer	-	101	0.19	—	88	0.16
Total allowance	$1,287	$52,871	100.00%	$290	$53,468	100.00%

Each quarter, management evaluates the total balance of the allowance for loan losses based on several factors that are not loan specific, but are reflective of the probable incurred losses in the loan portfolio.  This process includes, but is not limited to, a periodic review of loan collectibility in light of historical experience, the nature and volume of loan activity, conditions that may affect the ability of the borrower to repay, underlying value of collateral, if applicable, and economic conditions in our immediate market area.  First, we group loans by delinquency status.  All loans 90 days or more delinquent are evaluated individually, based primarily on the value of the collateral securing the loan.  Specific loss allowances are established as required by the results of this analysis.  The remaining loans are segregated by type and delinquency status and a loss allowance is established by using loss experience data and management’s judgment concerning other matters it considers significant.  The allowance is allocated to each category of loan based on the results of the above analysis.

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

Investments

Investments and Mortgage-backed Securities.  Our investment portfolio at December 31, 2008, includes $4.2 million in U.S. agency and government-sponsored entity bonds that are all classified as available-for-sale, which represent 5.9% of total assets.  Our investment policy objectives are to maintain liquidity, manage risk and maximize returns within the guidelines established by the bank’s board of directors, which specify eligible investments and approved securities dealers.

Our investment portfolio also includes mortgage-backed securities and collateralized mortgage obligations, all of which are guaranteed by the United States government or agencies thereof, all of which are classified as available-for-sale.  At December 31, 2008, our mortgage-backed securities portfolio totaled $6.6 million, or 9.3% of total assets.  The portfolio consisted of $4.5 million in fixed-rate mortgage-backed securities, and $2.1 million in adjustable-rate mortgage-backed securities, all guaranteed by the Federal Home Loan Mortgage Corporation, or FHLMC, the Federal National Mortgage Association, or FNMA, or the Government National Mortgage Association, or GNMA.

We currently hold 10,000 shares of FHLMC preferred stock. The preferred stock pays a non-cumulative preferred dividend of 5.79%, but dividends were suspended in 2008 when the Federal Housing Finance Authority was appointed as conservator for FHLMC.   The market price of the preferred stock fell during 2008, due to the appointment of the conservator and the turmoil and uncertainty in the secondary mortgage market.  As a result, at December 31, 2008, the Company reduced its cost basis in the preferred stock to $7,000, its closing price at December 31, 2008, with a $394,000 pre-tax charge to earnings, because we were unable to forecast a recovery in value in the foreseeable future.

Trading Securities.  The Company has investments in several mutual funds including an adjustable rate mortgage fund, a U.S. government mortgage fund, and a short-term government fund.  The funds are invested in U.S. government and agency obligations and mortgage-backed securities primarily guaranteed by FHLMC, FNMA or GNMA.  As of January 1, 2008, the Company reclassified these securities from available-for-sale to trading securities and now records the changes in fair value through income.   For the year ended December 31, 2008, the Company recorded a loss of $368,000 on reductions in the fair value of these securities.  At December 31, 2008, these funds are carried at a fair value of $2.1 million.  Restrictions on redemption of these securities have been imposed by the manager of these funds, limiting cash redemptions to $250,000 per fund (there are three funds) per quarter.  Depending on our liquidity requirements and/or market conditions relating to the funds, we may decide that redemption of some or all of the funds is prudent during 2009.

Securities Available-for-Sale Portfolio.  The following table sets forth the composition of our securities available-for-sale portfolio at the dates indicated.

	At December 31,
	2008		2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Investment Securities:
U.S. agency and government-sponsored entity bonds	$3,998	$4,195	$5,496	$5,605	$6,695	$6,654
Mutual funds	—	—	2,423	2,423	2,357	2,293
FHLMC common stock	—	—	8	273	8	543
FHLMC preferred stock	7	7	402	402	500	487
Mortgage-backed Securities:
GNMA	791	754	1,049	1,021	1,555	1,532
FNMA	2,763	2,820	3,596	3,618	4,582	4,489
FHLMC	2,607	2,655	2,524	2,531	3,067	3,000
Collateralized mortgage obligations	408	381	486	472	578	561
Total available for sale	$10,574	$10,812	$15,984	$16,345	$19,342	$19,559

Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio and the mortgage-backed securities portfolio at December 31, 2008, are summarized in the following table.  Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur.  FHLMC stock is not included because it does not have a contractual maturity date.

	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(dollars in thousands)
Available-for-Sale
Investment Securities:
U.S. agency and government-sponsored entity bonds	$500	4.80%	$3,498	4.94%	$—	—%
Mortgage-backed Securities:
GNMA	1	6.50	—	—	71	5.38
FNMA	3	7.61	680	4.57	1,460	4.85
FHLMC	—	—	779	4.65	481	5.54
Collateralized mortgage obligations	—	—	—	—	—	—
Total available for sale	$504	4.82%	$4,957	4.84%	$2,012	5.03%

	More Than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(dollars in thousands)
Available-for-Sale
Investment Securities:
U.S. agency and government-sponsored entity bonds	$—	—%	$3,998	$4,195	4.92%
Mortgage-backed Securities:
GNMA	719	4.76	791	754	4.82
FNMA	620	4.70	2,763	2,820	4.75
FHLMC	1,347	4.85	2,607	2,655	4.91
FNMA, FHLMC collateralized mortgage obligations	408	2.65	408	381	2.65
Total securities available for sale	$3,094	4.51%	$10,567	$10,805	4.78%

Sources of Funds

General.  Deposits have traditionally been our primary source of funds for use in lending and investment activities.  In addition to deposits, funds are derived from scheduled loan payments, investment calls, maturities and sales, loan prepayments, retained earnings and income on earning assets.  While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.  Borrowings from the Federal Home Loan Bank of Chicago have been used to compensate for reductions in deposits and to fund loan growth.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates, competition and our single office location.  We believe the products we offer allow us to be competitive in obtaining funds and responding to changes in consumer demand.  Based on historical experience, management believes our deposits are relatively stable.  However, the ability to attract and maintain certificates of deposit, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions.  At December 31, 2008, $19.6 million, or 51.0% of our deposit accounts were certificates of deposit, of which $17.2 million had maturities of one year or less.

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,
	2008			2007			2006
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
				(dollars in thousands)
Savings deposits	$18,666	48.49%	1.24%	$18,854	47.47%	1.24%	$20,334	46.95%	1.24%
Certificates of deposit	19,627	50.99	3.11	20,534	51.70	4.27	22,246	51.37	4.16
Non-interest-bearing checking accounts	199	0.52	-	331	0.83	—	728	1.68	—
Total deposits	$38,492	100.00%	2.20%	$39,719	100.00%	2.80%	$43,308	100.00%	2.72%

The following table sets forth certificates of deposit by time remaining until maturity as of December 31, 2008.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(in thousands)
Certificates of deposit less than $100,000	$4,839	$3,531	$2,622	$1,736	$12,728
Certificates of deposit of $100,000 or more(1)	2,417	2,913	922	647	6,899
Total of certificates of deposit	$7,256	$6,444	$3,544	$2,383	$19,627
____________
(1)
The weighted average interest rates for these accounts, by maturity period, are:  2.77% for 3 months or less; 3.21% for 3 to 6 months; 3.25% for 6 to 12 months; and 4.14% for over 12 months.  The overall weighted average interest rate for accounts of $100,000 or more was 3.15%.

The following table sets forth, by interest rate range, information concerning certificates of deposit as of December 31, 2008.

	At December 31, 2008
	Period to Maturity
	Less Than One Year	One to Two Years	Two to Three Years	More Than Three Years	Total	Percent of Total
	(dollars in thousands)
Interest Rate Range:
2.00% to 2.49%	$8,110	$12	$18	$—	$8,140	41.48%
2.50% to 2.99%	2,270	736	—	—	3,006	15.32
3.00% to 3.49%	1,736	103	—	147	1,986	10.12
3.50% to 3.99%	3,082	101	—	59	3,242	16.51
4.00% to 4.49%	1,401	653	6	107	2,167	11.04
4.50% to 4.99%	645	426	1	14	1,086	5.53
Total	$17,244	$2,031	$25	$327	$19,627	100.00%

Borrowings

The Bank had $6.0 million in fixed-rate borrowings from the Federal Home Loan Bank at December 31, 2008, with maturities from June 2009 through February 2011, and at a weighted average interest rate of 3.59%.  The Bank may borrow up to $12.2 million under its present credit arrangement with the Federal Home Loan Bank.

Properties

The following table provides certain information with respect to our banking office as of December 31, 2008 and December 31, 2007:

Location	Leased or Owned	Year Acquired	Net Book Value of Real Property at December 31, 2008	Net Book Value of Real Property at December 31, 2007

2212 W. Cermak Road Chicago, Illinois 60608	Owned	1964	$158,000	$170,000

2218-2220 W. Cermak Road Chicago, Illinois 60608	Owned	2008	$690,000	—

During the year ended December 31, 2008, the Company purchased 2218 and 2220 West Cermak Road, adjacent to the present Bank building, at a cost of $672,000.  The Company will use this property for a drive-up facility to be completed in 2009.  The anticipated cost of the drive-up facility to be built is currently estimated to be $925,000.  The net book value of our premises, land and equipment was $918,000 at December 31, 2008 and $250,000 at December 31, 2007.

Subsidiary Activities

The Company’s only subsidiary is the Bank.  The Bank currently operates two subsidiaries, EMEFES Service Corporation, which provides insurance brokerage services to our customers, and 2212 Holdings, LLC, which was formed in 2008 to hold title to real estate acquired through foreclosure.  Brokerage commissions earned by EMEFES totaled approximately $4,000 for the twelve months ended December 31, 2008.  Presently, there are no plans to expand the insurance brokerage operations.

2212 Holdings, LLC, owned one two-unit apartment building at December 31, 2008, which it intends to manage until real estate market conditions allow for an orderly sale.

Personnel

As of December 31, 2008, we had 12 full-time employees and one part-time employee.  Our employees are not represented by any collective bargaining group.  Management believes that we have good relations with our employees.

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

Taxable Distributions and Recapture.  Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if the Bank failed to meet certain thrift asset and definitional tests.  Federal legislation has eliminated these thrift related recapture rules.  At December 31, 2008, our total federal pre-1988 base year reserve was approximately $2.6 million.  However, under current law, pre-1988 base year reserves remain subject to recapture if the Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

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

Net Operating Loss Carryovers.  A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  At December 31, 2008, the Company had no net operating loss carryforwards for federal income tax purposes.

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

SUPERVISION AND REGULATION

General

Banking is a highly regulated industry.  The MHC, the Company, and the Bank are subject to numerous laws and regulations and supervision and examination by various regulatory agencies.  Certain of the regulatory requirements that are or will be applicable to us are described below.  This description is not intended to be a complete explanation of such statutes and regulations and their effect on us and is qualified in its entirety by reference to the actual statutes and regulations.  These statutes and regulations may change in the future, and we cannot predict what effect these changes, if made, will have on our operations.

The Bank is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision (“OTS”), as its primary federal regulator, and the Federal Deposit Insurance Corporation (the “FDIC”), as the insurer of its deposits.  The Bank is also a member of the Federal Home Loan Bank (the “FHLB”) of Chicago and may be subject to examination by the FHLB of Chicago.  The Bank’s deposit accounts are insured up to applicable limits by the FDIC’s Deposit Insurance Fund.  The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other financial institutions.  The OTS and, under certain circumstances, the FDIC perform periodic examinations to evaluate the Bank’s safety and soundness and compliance with various regulatory requirements.  This regulatory structure is intended primarily for the protection of customers, the insurance fund and depositors.  The regulatory structure also gives the regulatory authorities extensive discretion with respect to their supervisory and enforcement activities and examination policies, including policies governing the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.  Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on us and our operations.

The MHC and the Company, as savings and loan holding companies, are required to file certain reports with, are subject to examination by and otherwise must comply with the rules and regulations of the OTS.  The Company is also subject to the regulations of the Securities and Exchange Commission under the federal securities laws.

Regulation of Federal Savings Institutions

Business Activities.  Federal law and regulations, primarily the Home Owners’ Loan Act and the regulations of the OTS, govern the activities of federal savings institutions such as the Bank.  These laws and regulations delineate the nature and extent of the activities in which federal savings institutions may engage.  In particular, certain lending authority for federal savings institutions with regard to commercial, nonresidential real property loans and consumer loans is limited to a specified percentage of an institution’s capital or assets.

Branching.  Federal savings institutions are authorized to establish branch offices in any state or states of the United States and its territories, subject to the approval or non-objection, as applicable, of the OTS.

Capital Requirements.  The OTS capital regulations require federal savings institutions to meet three minimum capital standards:  a 1.5% tangible capital to adjusted total assets ratio, a 4% core capital to adjusted total assets ratio (“leverage ratio”) (3% for institutions receiving the highest examination rating), and an 8% risk-based capital ratio.  In addition to the above ratios, the prompt corrective action standards discussed below also establish, in effect, certain minimum ratios, which, if not met, will result in supervisory actions.

The risk-based capital standard requires federal savings institutions to maintain a Tier 1, or “core,” capital to risk-weighted assets ratio of at least 4% and a total capital to risk-based assets ratio of at least 8%.  Risk-weighted assets include the following:  all assets (including certain off-balance-sheet assets), certain recourse obligations, and direct credit substitutes, multiplied by a risk-weight factor of 0% to 100%, which is assigned by the OTS capital regulation based on the risks believed to be inherent in each type of asset.  Core capital is defined as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries, non-withdrawable accounts and pledged deposits meeting certain criteria and a certain amount of remaining goodwill; less certain intangible assets, certain servicing rights, certain credit-enhancing interest-only strips and certain investments in certain subsidiaries.  The components of supplementary capital include certain permanent capital instruments, certain maturing capital investments, allowances for loan and lease losses (limited to a maximum of 1.25% of risk-weighted assets), and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values.  Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of particular circumstances.  At December 31, 2008, the Bank met each of these capital requirements.

Prompt Corrective Regulatory Action.  The OTS is required to take certain supervisory actions against institutions that do not meet certain minimum capital ratios, the severity of which depends upon the institution’s degree of undercapitalization.  Generally, a savings institution that has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or a leverage ratio of less than 4% (or less than 3% for institutions with the highest examination rating) is considered to be “undercapitalized.”  A savings institution that has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3% is considered to be “significantly undercapitalized.”  A savings institution that has a ratio of tangible equity to total assets equal to or less than 2% is deemed to be “critically undercapitalized.”  Subject to a narrow exception, the OTS is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.”  If an institution receives a notice that it is “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” the institution must file a capital restoration plan with the OTS within 45 days of the receipt of such notice.  Compliance with the capital restoration plan must be guaranteed by the parent holding company.  In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion.  “Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions.  The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Loans to One Borrower.  Federal law provides that savings institutions generally are subject to the limits on loans to one borrower applicable to national banks.  A savings institution may not make a loan or extend credit, if not fully secured, to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus.  An additional amount may be lent or extended, equal to 10% of the institution’s unimpaired capital and surplus, if such additional amount is fully secured by readily marketable collateral.

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

Limitation on Capital Distributions.  OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares, and payments to stockholders of another institution in a cash-out merger.  Under the regulations, an application to and the prior approval of the OTS is required before the institution makes any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under OTS regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two highest categories), if the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, if the institution would be undercapitalized following the distribution or if the distribution would otherwise be contrary to a statute, regulation, agreement with the OTS or condition imposed by the OTS.  If an application is not required, the institution must still provide prior notice to the OTS of the capital distribution if the institution meets certain criteria (e.g., if the institution is a subsidiary of a holding company).  If the Bank’s capital were to fall below its regulatory requirements or the OTS notified the Bank of necessary increased supervision, its ability to make capital distributions could be restricted.  In addition, the OTS could prohibit a proposed capital distribution that would otherwise be permitted by the regulations if the OTS determined that such distribution would constitute an unsafe or unsound practice.

Qualified Thrift Lender Test.  Federal law requires savings institutions to meet a qualified thrift lender test.  Under the test, a savings institution is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less:  (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” in at least nine months out of each twelve-month period.  “Qualified thrift investments” primarily consist of residential mortgages and related investments, including certain mortgage-backed securities.

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions, such as restrictions on investments, activities and branching.  As of December 31, 2008, the Bank maintained 97.2% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Transactions with Related Parties.  Federal law limits the Bank’s authority to extend credit to, and engage in certain other transactions (collectively, “covered transactions”) with, “affiliates” (e.g., any company that controls or is under common control with an institution, including MHC, the Company, and their non-savings institution subsidiaries).  The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the unimpaired capital and surplus of the savings institution.  The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s unimpaired capital and surplus.  Loans and other specified transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law.  The purchase of low-quality assets from affiliates is permitted only under certain circumstances.  Transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliates.  In addition, savings institutions are generally prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies; and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The Bank’s authority to extend credit to its executive officers, directors and stockholders that own, control or have the power to vote more than 10% of any class of the institution’s voting stock (“insiders”), as well as entities affiliated with such persons, is limited.  The Bank is restricted both in the individual and the aggregate amount of loans it may make to insiders based, in part, on the Bank’s capital position and the requirement that the Bank follow certain board approval procedures.  Such loans must be made on terms substantially the same as those offered to non-insiders and not involve more than the normal risk of repayment.  There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.  Certain additional restrictions apply to loans or extensions of credit to executive officers.

Enforcement.  The OTS has primary enforcement responsibility over federal savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, attorneys, appraisers, and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution.  Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors or termination of deposit insurance.  An insured institution or institution-affiliated party may also be assessed civil money penalties and/or criminal penalties for certain violations.

Assessments.  Federal savings institutions must pay assessments to the OTS to fund its operations.  The general assessments, paid on a semiannual basis, are based upon the savings institution’s size, condition, and complexity of business.

Insurance of Deposit Accounts.  Under FDIC laws and regulations, FDIC-insured institutions, such as the Bank, are required to pay deposit insurance premiums based on the risk they pose to the Deposit Insurance Fund (“DIF”).  The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve statutorily required reserve ratios in the insurance funds and to impose special additional assessments.  Each depository institution is assigned to one of three capital groups:  “well capitalized,” “adequately capitalized,” or “undercapitalized.” Within each capital group, institutions are assigned to one of three supervisory subgroups: “A” (institutions with few minor weaknesses); “B” (institutions demonstrating weaknesses that, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the DIF); and “C” (institutions that pose a substantial probability of loss to the DIF unless effective corrective action is taken).  Accordingly, there are nine combinations of capital groups and supervisory subgroups to which varying assessment rates would be applicable.  An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned.

Pursuant to the 2008 Emergency Economic Stabilization Act (described more fully below), the maximum deposit insurance on individual accounts was increased from $100,000 to $250,000 until December 31, 2009.  The FDIC may terminate an institution’s deposit insurance upon a finding that the institution has engaged in unsafe or unsound practices, is in an extremely unsafe or unsound condition, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS.  We do not know of any practice, condition or violation that might lead to termination of the Bank’s deposit insurance.

On October 16, 2008, the FDIC published a restoration plan to reestablish the DIF to the statutory required minimum reserve ratio of 1.15% within five years.  As part of the restoration plan, the FDIC indicated that it would increase risk-based assessment rates uniformly by seven basis points on an annual basis for the first quarter of 2009.  On February 27, 2009, the FDIC published the final rule on assessment rates and amended the restoration plan.  The final rule increases base rates for insured institutions to a range of 12 to 45 basis points, based on the capital category and the supervisory category of each institution.  The FDIC also extended the time period within which the restoration plan must achieve the statutory minimum reserve ratio of 1.15% of assets to seven years from five years.

On February 27, 2009, the FDIC also published an interim rule that proposed an emergency 20 basis point assessment on all insured institutions.  Pursuant to the interim rule, the FDIC would impose the emergency assessment based on the institution’s assets as of June 30, 2009, and payment would be due on September 30, 2009.  The interim rule also allows the FDIC to impose an additional emergency assessment of up to 10 basis points if, after June 30, 2009, the DIF reserve ratio falls to a level the FDIC believes could erode public confidence in the deposit insurance program.  It should be noted that the emergency assessment is an interim rule and subject to change.

Federal Home Loan Bank (FHLB) System.  The Bank is a member of the FHLB of Chicago.  The FHLB system consists of twelve regional Federal Home Loan Banks.  The FHLB provides a central credit facility primarily for member institutions.  The Bank, as a member of the FHLB of Chicago, is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid loans, or 5% of its aggregate amount of outstanding advances (borrowings) from the FHLB, whichever is greater.  The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2008, of $610,000.

The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs.  These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.  During 2007 the FHLB of Chicago terminated its dividend, and we cannot predict when that dividend will be resumed.  The elimination of the dividend has reduced our net interest income.  If interest on future Federal Home Loan Bank advances were increased, our net interest income would likely also be reduced.

Community Reinvestment Act.  Under the Community Reinvestment Act, as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation consistent with safe and sound operations to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods.  The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the safe and sound operations.  The Community Reinvestment Act requires the OTS, in connection with its examination of a savings institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution.

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

Privacy Requirements.  Federal laws and regulations govern an institution’s treatment of nonpublic personal information with respect to an institution’s consumers.  Generally, the law requires an institution to provide notice to consumer customers about its privacy policies and practices, permits an institution to disclose nonpublic personal information about consumer customers to nonaffiliated third parties only under certain conditions, and requires an institution to provide consumer customers with a method and reasonable opportunity to “opt out” before the institution discloses any of the consumer customer’s information to certain nonaffiliated third parties.

Anti-Money Laundering and the Bank Secrecy Act.  Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction.  Financial institutions are generally required to report cash transactions involving more than $10,000 to the United States Treasury.  In addition, financial institutions are required to file suspicious-activity reports for transactions that involve more than $5,000 and that the financial institution knows, suspects or has reason to suspect involve illegal funds, are designed to evade the requirements of the BSA or have no lawful purpose.

The USA PATRIOT Act of 2001 (the “PATRIOT Act”), which amended the BSA, contains anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanisms for the U.S. government.  PATRIOT Act provisions include the following:  standards for verifying customer identification when opening accounts; rules to promote cooperation among financial institutions, regulators and law enforcement; and due diligence requirements for financial institutions that administer, maintain or manage certain bank accounts.

The Bank is subject to BSA and PATRIOT Act requirements.  The OTS carefully reviews an institution’s compliance with these requirements when examining an institution and considers the institution’s compliance when evaluating an application submitted by an institution.  The OTS may require an institution to take various actions to ensure that it is meeting the requirements of these acts.

Consumer Protection Laws.  The Bank is subject to many consumer protection laws and regulations, such as the following:

·	the Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

·
the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

·	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed, or other prohibited factors when extending credit;

·	the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies; and

·	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

Savings and Loan Holding Company Regulation

General.  MHC and the Company are savings and loan holding companies within the meaning of federal law.  As such, they are registered with the OTS and are subject to OTS regulations, examinations, supervision, and reporting requirements.  In addition, the OTS has enforcement authority over the Company, MHC and their subsidiaries.  Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the Bank.

Restrictions Applicable to Savings and Loan Holding Companies.  According to federal law and OTS regulations, savings and loan holding companies, such as MHC and the Company, may engage only in certain activities.  Activities permissible for savings and loan holding companies include:  (1) acquiring control of a savings association; (2) furnishing or performing management services for a subsidiary savings association of such holding company; (3) holding, managing or liquidating assets owned or acquired from a savings association subsidiary of such holding company; (4) holding or managing properties used or occupied by a savings association subsidiary of such holding company; and (5) any activity approved by the Federal Reserve Board for a bank holding company or financial holding company or previously approved by the OTS for multiple savings and loan holding companies.

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

Waivers of Dividends by MHC.  MHC may only waive receipt of dividends from the Company under certain circumstances:  (i) when no insider of the mutual holding company, associate of an insider, or tax-qualified or non-tax-qualified employee stock benefit plan of the mutual holding company holds any share of stock in the class of stock to which the waiver would apply or (ii) MHC notifies the OTS prior to waiving receipt of dividends from the Company, and the OTS does not object.  The OTS reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if:  (i) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members; and (ii) the waiver would not be detrimental to the safe and sound operation of the savings association.  The OTS will not consider waived dividends in determining an appropriate exchange ratio in the event of a full conversion to stock form.  During the year ended December 31, 2008, MHC did waive dividends paid by the Company.  We anticipate, but make no representation, that, to the extent the law allows, MHC will waive future dividends that the Company may pay, if any.

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

Any company that acquires control would then be subject to regulation as a savings and loan holding company.

2008 Emergency Economic Stabilization Act

On October 3, 2008 the U.S. Congress enacted the Emergency Economic Stabilization Act (“EESA”).  EESA authorized the Secretary of the U.S. Department of the Treasury to purchase up to $700 billion in troubled assets from qualifying financial institutions pursuant to the Troubled Asset Relief Program (“TARP”).  On October 14, 2008, the U.S. Department of the Treasury (“Treasury”), pursuant to its authority under EESA, announced the Capital Purchase Program (“CPP”), pursuant to which qualifying financial institutions would issue certain securities to Treasury in an amount not less than 1% of risk-weighted assets and not more than 3% of risk weighted assets or $25 billion, whichever is less.  The type of securities issued to the Treasury depends on whether the qualifying financial institution is a public entity, non-public entity, or S corporation.  The proceeds from the issuance of CPP securities generally qualify as Tier 1 capital.  Financial institutions participating in the CPP must agree and comply with certain restrictions, including restrictions on redemptions, dividends, repurchases and executive compensation.  In addition, Treasury may unilaterally amend any provision of the CPP to comply with changes in applicable federal statutes.  Neither MHC, the Company, nor the Bank has applied to participate in the CPP.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law.  The ARRA amends certain provisions of EESA, affecting financial institutions participating in TARP.  The amendments to EESA primarily affect the executive compensation and the redemption of preferred stock provisions of EESA.  These provisions are not applicable to MHC, the Company or the Bank, because none are participating in TARP.

On February 25, 2009, the Treasury announced the Capital Assistance Program (“CAP”) applicable to public financial institutions.  The CAP consists of two components.  First, the Treasury will conduct a coordinated supervisory capital assessment exercise with each banking organization whose assets exceed $100 billion.  Second, the Treasury will purchase mandatorily convertible preferred stock from qualifying public financial institutions “as a bridge to private capital in the future.”  The CAP does not replace the CPP, and institutions participating in the CPP can also apply to participate in the CAP.  Proceeds from the issuance of securities under CAP will generally qualify as Tier 1 capital for holding companies.  Financial Institutions participating in CAP must agree to a similar set of restrictions as the CPP, including restrictions on dividends, repurchases, redemptions and executive compensation.  Neither MHC, the Company, nor the Bank intends to apply to CAP at this time.

FDIC Temporary Liquidity Guarantee Program

On October 15, 2008, the FDIC announced the Temporary Liquidity Guarantee Program (“TLGP”) to strengthen confidence and encourage liquidity in the banking system.  The program consists of two voluntary components:  the Debt Guarantee Program (“DGP”) and the Transaction Account Guarantee Program (“TAGP”).  Eligible entities not wishing to participate must have formally opted-out of each of the DGP and TAGP by December 5, 2008.

Debt Guarantee Program.  Pursuant to the DGP, eligible entities may issue FDIC-guaranteed senior unsecured debt up to 125% of the entity’s senior unsecured debt outstanding as of September 30, 2008.  If an eligible depository institution had no senior unsecured debt, as defined in FDIC regulations, outstanding as of September 30, 2008, then the depository institution may have unsecured debt guaranteed up to an amount equal to 2% of the institution’s total liabilities.  For eligible entities that are not depository institutions and had no outstanding senior unsecured debt as of September 30, 2008, the

FDIC along with the entity’s primary regulator will assess on a case-by-case basis whether the entity may participate in the DGP and determine the amount of its debt guarantee limit.  Guaranteed debt issued under the DGP must be issued on or before June 30, 2009, and the guarantee will end on the earlier of the maturity date of the debt or June 30, 2012, although guaranteed debt may have a maturity date beyond June 30, 2012.  The FDIC will assess participating entities a fee based on a tiered fee schedule ranging from 50 to 100 basis points, based on the term of the debt and the type of institution.  The fee is assessed only after the participating entity issued guaranteed debt.  Neither MHC, the Company, nor the Bank is participating in the DGP.

Transaction Account Guarantee Program.  Pursuant to the TAGP, the FDIC will fully insure, without limit, qualifying transaction accounts held at qualifying depository institutions through December 31, 2009.  Qualifying transaction accounts include non-interest-bearing transaction accounts, Interest on Lawyers Trust Accounts (IOLTAs) and NOW accounts with interest rates less than 0.5%.  For participating institutions, the FDIC will assess a fee equal to 10 basis points on qualifying transaction account deposit balances in excess of the current $250,000 insured limit.  The Bank is participating in the TAGP.

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

In addition, Section 404 of Sarbanes-Oxley, as implemented, requires that a public company report management’s evaluation of the effectiveness of such company’s internal control over financial reporting.  Additionally, such company’s senior management must evaluate, as of the end of each fiscal period, any change in the company’s internal control over financial reporting that occurred during the period that materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.  As a result of the expiration of the rules that had extended Section 404 compliance deadlines for smaller public companies, we are required to provide our report on internal control over financial reporting in this annual report covering the fiscal year ended December 31, 2008.  However, management’s report is not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that have delayed the effectiveness of the rules requiring this attestation.

ITEM 1A.                      RISK FACTORS

Our business, operating results and financial condition are subject to various risks and uncertainties, including, without limitation, those set forth below, any of which could cause our actual results to vary materially from recent results or from our anticipated future results.  Before making an investment decision with respect to our securities, you should carefully consider the risks and uncertainties described below together with all of the other information included in this report.  The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known or that are currently deemed immaterial also may have a material adverse effect on our business, operating results and financial condition.

Continued adverse conditions in the U.S. economy, and in particular the greater Chicago area, could have an material adverse effect on our business and results of operations.

Recently the strength of the U.S. economy in general, and the strength of the economy in the Chicago area in particular, has declined. A sustained deterioration in national or local economic conditions could result in, among other things, further deterioration of credit quality or reduced demand for credit, including a resultant effect on our loan portfolio and allowance for loan losses.  Continued, sustained weakness in business and economic conditions generally or in the Chicago-area market may decrease the demand for loans and other products and services that we offer and/or increase the number of borrowers or other counterparties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us.  Increased delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs, provision for loan losses, and valuation adjustments on loans held for sale, which would materially adversely affect our business, financial condition and results of operations.

Current and further deterioration in the housing market could cause further increases in delinquencies and non-performing assets, including loan charge-offs, and depress our income and growth.

The volume and credit quality of our one-to-four family residential mortgages and home equity loans may decrease during economic downturns due to the effects of, among other things, decreased real estate values, higher unemployment, decreased housing price appreciation or housing price declines, or increased interest rates.  These factors could reduce our earnings and consequently our financial condition because borrowers may not be able to repay their loans, the value of the collateral securing our loans and the quality of our loan portfolio may decline and customers may not want or need our products and services.  Any of these scenarios could continue to cause an increase in delinquencies and non-performing assets in future periods, require us to charge off a higher percentage of our loans, increase substantially our provision for losses on loans, or make fewer loans, which would reduce income.

Our allowance for loan losses may be insufficient to absorb losses in our loan portfolio.

Lending money is a substantial part of our business. Every loan we make carries a certain risk of non-payment. This risk is affected by, among other things:

·	the credit risks posed by the particular borrower;

·	changes in economic conditions;

·	the duration of the loan; and

·	in the case of a collateralized loan, the changes and uncertainties as to the future value of the collateral.

We maintain an allowance for loan losses that we believe is sufficient to absorb credit losses inherent in our loan portfolio.  See “Item 1.—Business—Allowance for Loan Losses.”  The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date and is supported by all available and relevant information.  As a percentage of gross loans, the allowance was 2.43% at December 31, 2008. Over the past year, we increased our allowance as a percentage of gross loans based on management’s analysis of our credit quality, including an increase in non-performing loans, and other factors.  Our regulators review the adequacy of our allowance and, through the examination process, have authority to compel us to increase our allowance even if we believe it is adequate.  We cannot predict whether our regulators would ever compel us to increase our allowance.  Although we believe our loan loss allowance is adequate to absorb probable and reasonably estimable losses in our loan portfolio, the allowance may not be adequate. If our actual loan losses exceed the amount that is anticipated, our earnings could suffer.

We may be adversely affected by interest rate changes.

Our operating results are largely dependent on our net interest income. Fluctuations in interest rates may significantly affect our net interest income, which is the difference between the interest income earned on earning assets, usually loans and investment securities, and the interest expense paid on deposits and borrowings. The interest rate environment over the last year has continued to compress our net interest margin. Over the long term, we expect our net interest margin to benefit during a rising rate environment and alternatively, if market rates decrease, we expect our net interest margin to continue to decrease. We are unable to predict fluctuations in interest rates, which are affected by a number of factors including monetary policy of the Federal Reserve, inflation or deflation, recession, unemployment rates, money supply and instability in domestic and foreign financial markets.

We may not be able to access sufficient or cost-effective sources of liquidity to fund our requirements in the future.

We depend on access to a variety of funding sources to provide sufficient liquidity to meet our commitments and business needs and to accommodate the transaction and cash management needs of our customers, including funding current loan commitments.  Currently, our primary sources of liquidity are our customers’ deposits, as well as Federal Home Loan Bank advances, amortization and prepayment of loans, maturities of investment securities and other short-term investments, and earnings and funds provided from operations.

Across the banking industry, access to liquidity has tightened in the form of reduced borrowing lines and/or increased collateral requirements.  To the extent our balance sheet (customer deposits and principal reductions on loans and securities) is not sufficient to fund our liquidity needs, we rely on alternative funding sources, which may be more expensive than organic sources.  In the past, the Federal Home Loan Banks have provided cost-effective and convenient liquidity to many community banks, such as the Bank.  However, current economic conditions have created earnings and capital challenges for some of the Federal Home Loan Banks that could limit their ability to provide adequate liquidity.

ITEM 2.                      PROPERTIES

The Company is located and conducts its business at the Bank’s sole office at 2212 West Cermak Road, Chicago, Illinois 60608.  The Bank owns the building at that location.  During 2008 the Company acquired two adjacent lots that will be used for a drive-up facility to be completed in 2009.  The Company believes that the current and new facilities are adequate to meet its present and immediately foreseeable needs.  See “Business—Properties.”

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

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the OTC Bulletin Board under the symbol “MFDB.OB.”  At March 20, 2009, the Company had 76 record holders of its common stock.  The table below shows the reported high and low bid price of the Company’s common stock, as reported on the OTC Bulletin Board, and any dividends declared during the periods indicated in 2008 and 2007.

2008	High	Low	Dividends Declared
First quarter	$11.50	$10.35	—
Second quarter	11.35	10.50	$0.06
Third quarter	10.90	8.00	0.06
Fourth quarter	10.00	8.00	0.06
2007
First quarter	$14.41	$12.40	—
Second quarter	14.00	12.70	—
Third quarter	13.15	10.05	—
Fourth quarter	12.05	10.35	—

Dividend Policy

The Company’s board of directors has the authority to declare dividends on the Company’s common stock, subject to statutory and regulatory requirements.  During the second quarter of 2008 the Company declared its first quarterly dividend of $0.06 per share of its common stock, and maintained this same dividend in the third and fourth quarters.  The payment of dividends in the future, if any, would depend upon a number of factors, including capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions.  Special cash dividends, stock dividends or returns of capital may, to the extent permitted by OTS policy and regulations, be paid in addition to, or in lieu of, regular cash dividends.

Any dividends that we pay in the future may depend, in part, upon receipt of dividends from the Bank, because the Company generally has no source of income other than dividends from the Bank, earnings from the investment of proceeds from the sale of shares of common stock, and interest payments with respect to the loan to the employee stock ownership plan.  A regulation of the OTS imposes limitations on “capital distributions” by savings institutions.  See “Supervision and Regulation—Regulation of Federal Savings Institutions—Limitation on Capital Distributions”.

When we pay dividends to our stockholders, we also are required to pay dividends to MHC, unless MHC elects to waive the receipt of dividends.  MHC waived its right to receive dividends during 2008 and we anticipate that MHC will continue to waive receipt of any dividends in the future.  Any decision to waive dividends will be subject to regulatory approval.  Under OTS regulations, public stockholders would not be diluted for any dividends waived by MHC in the event MHC converts to stock form.  See “Supervision and Regulation—Holding Company Regulation”.

Purchase of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(1)
10/1/08–10/31/08	—	—	—	136,044
11/1/08–11/30/08	—	—	—	136,044
12/1/08–12/31/08	69,000	$9.17	69,000	67,044
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

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-Looking Statements

This report contains forward-looking statements, which can be identified by the use of such words as estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions.  These forward-looking statements include:

·    statements of our goals, intentions and expectations;

·    statements regarding our business plans and prospects and growth and operating strategies;

·    statements regarding the asset quality of our loan and investment portfolios; and

·    estimates of our risks and future costs and benefits.

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events:

·    general economic conditions, either nationally or in our market area, continue to deteriorate or become worse than expected;

·    adverse changes or continued volatility or disruption in the securities and credit markets;

·    significantly increased competition among depository and other financial institutions;

·      inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments, which can decrease our earnings;

·      fluctuations in market rates of loan and deposit pricing in our market areas;

·      deterioration in asset quality;

·      the need to continue to increase our allowance for loan losses;

·      charges related to asset impairments;

·      adverse developments in our loan or investment portfolios;

·      our ability to enter new markets successfully and take advantage of growth opportunities;

·      our ability to successfully implement our business plan;

·      legislative or regulatory changes that adversely affect our business;

·      changes in consumer spending, borrowing and savings habits;

·      changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the SEC and the PCAOB; and

·      changes in our organization, compensation and benefit plans.

These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements.  Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Overview and Recent Developments

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

Throughout 2008 and continuing into 2009, there have been severe disruptions in the mortgage, credit and housing markets, both locally and nationally.  These disruptions have had a significant negative impact on real estate and related industries, which has led to decreases in commercial and residential real estate sales, construction and property values.  These disruptions have had a significant negative impact on the Bank’s loan portfolio, resulting in a reduction in demand for new loans, with a consequential effect in the size of our loan portfolio, and an increase in the number of non-performing loans.  At December 31, 2008, non-performing loans represented 5.59% of gross loans, which is significantly in excess of the historical experience of the Bank.  We also recorded loan charge-offs of $169,000, our first loan charge-offs in over a decade.  Accordingly, the decreased demand for new residential mortgage loans and the significant increase in non-performing loans has had a materially adverse impact on the financial condition and results of operations of the Company during 2008, including a contraction in net interest margin and the need to increase the provision for loan losses.  Should the housing market and economic conditions in the Chicago-area stagnate or continue to deteriorate, it may continue to have a negative effect on the Company’s business and results of operation.

In February 2009, the Company entered into a non-binding agreement for a proposed investment by the Company in Great American Bank (“Great American”), a de novo Illinois state commercial bank in organization.  Pursuant to the non-binding terms, the Company would purchase $2 million of common stock of Great American, which would represent an approximate 20% ownership interest in Great American assuming it raises a minimum amount of capital from other possible investors.  If the investment is completed, the Company would receive the right to nominate annually one member to the board of directors of Great American for so long as it holds at least 10% of its outstanding common stock and would be granted certain preemptive purchase and sale rights.  No definitive agreement has been reached at this time as the Company continues to conduct its due diligence review, and any investment would be subject to regulatory approval.  Accordingly, the proposed investment may not occur or may occur in an amount and on terms different than the terms proposed in the non-binding agreement.  However, based on the Company’s preliminary assessment, the Company believes that an investment in Great American represents an attractive long-term investment opportunity for the Company and a good use of the Company’s current excess capital.

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

	At December 31,
	2008	2007
	(dollars in thousands)
Selected Financial Condition Data:
Total assets	$71,208	$73,011
Loans, net	51,464	53,047
Interest-bearing deposits	1,846	1,172
Trading securities	2,100	—
Securities available-for-sale	10,812	16,345
Federal Home Loan Bank stock, at cost	610	610
Deposits	38,492	39,719
Equity	24,771	26,911

	Year Ended December 31,
	2008	2007
	(dollars in thousands)
Selected Operating Data:
Total interest and dividend income	$3,990	$4,360
Total interest expense	1,196	1,297
Net interest income	2,794	3,063
Provision for loan losses	1,166	50
Net interest income after provision for loan losses	1,628	3,013
Gain on sale of securities	152	—
Loss on impairment of securities	(394)	(152)
Changes in fair value of trading securities	(368)	—
Other non-interest income	48	46
Total non-interest expense	2,494	2,393
Income before income tax expense	(1,428)	514
Income tax (benefit) expense	(522)	219
Net income (loss)	$(906)	$295

	At or for the Years Ended December 31,
	2008		2007
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	(1.24)%		0.40%
Return on average equity	(3.44)		1.06
Average interest rate spread(1)	3.02		3.13
Net interest margin(2)	3.97		4.26
Efficiency ratio(3)	87.76		76.97
Non-interest expense to average total assets	3.40		3.22
Average interest-earning assets to average interest-bearing liabilities	155.98		162.89
Asset Quality Ratios:
Non-performing assets to total assets	4.48%		0.35%
Non-performing loans to gross loans	5.59		0.48
Allowance for loan losses to non-performing loans	.44	x	1.12	x
Allowance for loan losses to gross loans	2.43%		0.54%
Capital Ratios:
Equity to total assets	34.79%		36.86%
Tangible capital(4)	31.72		32.85
Tier 1 (core) capital(4)	31.72		32.85
Tier 1 risk-based ratio(4)	50.43		58.14
____________
(1)	The average interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.
(3)
The efficiency ratio represents other expense as a percent of net interest income plus other income less securities gains or plus securities losses, including securities impairment and fair value adjustments on trading securities.

(4)
Tangible capital and Tier 1 (core) capital ratios are for the Bank only.  Tier 1 risk-based ratio represents Tier 1 capital of the Bank divided by its risk-weighted assets as defined in federal regulations on required capital.

Comparison of Financial Condition at December 31, 2008 and December 31, 2007

Our total assets decreased by $1.8 million, or 2.5%, to $71.2 million at December 31, 2008, from $73.0 million at December 31, 2007.  The primary reason for the decrease in total assets was that funds from securities repayments and Federal Home Loan Bank advances were used to meet deposit withdrawals and to fund repurchases of the Company’s common stock.

Loans receivable decreased $1.6 million, or 3.0%, to $51.5 million at December 31, 2008, from $53.0 million at December 31, 2007.  Multi-family residential mortgage loans increased by $985,000, or 5.1%, to $20.2 million at December 31, 2008, from $19.2 million at December 31, 2007, but were offset by a decrease in one-to-four family residential mortgage loans of $1.6 million, or 4.7%, to $32.6 million at December 31, 2008, from $34.2 million at December 31, 2007.  Net loans receivable was further reduced by a $997,000 net increase in the allowance for loan losses.

Upon adoption of SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, on January 1, 2008, the Company elected to account for $2.4 million in mutual fund investments held in its securities portfolio as trading securities rather than available-for-sale.  Trading securities decreased to $2.1 million at December 31, 2008, primarily due to $368,000 in fair value reductions.  Securities available-for-sale decreased $5.5 million, or 33.9%, to $10.8 million at December 31, 2008, from $16.3 million at December 31, 2007, primarily due to the designation of these mutual funds as trading securities and a result of the calls and/or maturities of agency securities and principal payments and prepayments received on mortgage-backed securities.   The Company purchased one $641,000 agency guaranteed mortgage-backed security during 2008.

Total deposits decreased $1.2 million, or 3.1%, to $38.5 million at December 31, 2008, from $39.7 million at December 31, 2007.  The decrease in deposits resulted, in management’s opinion, primarily from increased competition for funds based on rate.  We did not utilize any brokered deposits during 2008 or 2007.

Stockholders’ equity decreased $2.1 million, or 8.0%, to $24.8 million at December 31, 2008, from $26.9 million at December 31, 2007.  The decrease in stockholders’ equity was attributable in part to a net loss of $906,000, and a $76,000 decrease in accumulated unrealized gains in the fair value of securities available-for-sale.  The vesting of previously awarded Company stock grants resulted in a $156,000 charge to earnings and corresponding increase in stockholders’ equity, and the vesting of previously awarded Company stock options resulted in a $107,000 charge to earnings and corresponding increase in stockholders’ equity.  Stockholders’ equity also decreased by $1.3 million as the Company repurchased 129,000 shares of its common stock during 2008, which is held as treasury stock.  During the second quarter of 2008 the Company paid its first quarterly dividend on its common stock of $0.06 per share, and for the full year 2008 paid total dividends of $170,000.  MHC, the majority shareholder of the Company, waived receipt of its quarterly dividends.

Comparison of Operating Results for the Years Ended December 31, 2008 and 2007

General.  Net income decreased $1.2 million, to a loss of $906,000 for the year ended December 31, 2008, from net income of $295,000 for the year ended December 31, 2007.  The decrease in net income resulted primarily from a provision for loan losses of $1.2 million, a $394,000 write-down of FHLMC preferred stock to fair value, and a $368,000 reduction in the fair value of trading securities, partially offset by a $152,000 gain on sale of FHLMC common stock.  Net interest income decreased by $269,000, or 8.8%, to $2.8 million for the year ended December 31, 2008, from $3.1 million for the year ended December 31, 2007.   Operating expenses increased $101,000, or 4.2%, to $2.5 million in 2008, from $2.4 million in 2007.  Return on average assets was (1.24)% for the year ended December 31, 2008, compared to 0.40% for the year ended December 31, 2007, and return on equity was (3.44)% and 1.06% for these same two periods.

Interest Income.  Interest and dividend income decreased $370,000, or 8.5%, to $4.0 million for the year ended December 31, 2008, from $4.4 million for the year ended December 31, 2007.  A 40 basis point decrease in the average yield earned on interest-earning assets, to 5.67% in 2008, from 6.07% in 2007, combined with a $1.4 million decrease in the average balance of interest-earning assets, resulted in the decrease.

Interest income and fees from loans receivable decreased $196,000, or 5.7%, to $3.3 million for the year ended December 31, 2008, from $3.5 million for the year ended December 31, 2007.  The decrease was due primarily to the increase in non-accrual loans.  The average balance of loans was approximately $53.0 million in both 2008 and 2007, but there was a 38 basis point decrease in the average yield on loans to 6.18% in 2008, from 6.56% in 2007.  The increase in non-accrual loans reduced the yield on the loan portfolio by 31 basis points.

Interest and dividend income from securities and deposits decreased $174,000, or 19.6%, to $714,000 for the year ended December 31, 2008 from $888,000 for the year ended December 31, 2007.  The decrease resulted from a decrease in the average balance of these investments of $1.5 million, or 7.9%, to $17.4  million in 2008, from $18.9 million in 2007, and by a decrease in the average yield earned on securities and deposits to 4.11% in 2008, from 4.70% in 2007.  During 2008, FHLMC discontinued paying dividends on its common and preferred stock, resulting in a decrease of $25,000, to $18,000 in total dividends received for 2008, compared to $43,000 in 2007.  The Company sold its holdings of FHLMC common stock in 2008, but still owns 10,000 shares of FHLMC preferred stock.  There has been no indication from FHLMC as to when or if the payment of preferred dividends will resume.

The Company currently owns shares of Federal Home Loan Bank of Chicago stock.  During the last quarter of 2007, the FHLB Chicago suspended dividends on its stock.  That resulted in no dividends received for 2008 compared to $12,000 for the year ended December 31, 2007.  There has been no indication from the FHLB as to when or if the payment of dividends will resume.

Interest Expense.  Total interest expense decreased $101,000, or 7.8%, to $1.2 million for the year ended December 31, 2008, from $1.3 million for the year ended December 31, 2007.  The decrease in interest expense resulted from a 33 basis point decrease in the average cost of deposits, to 2.46% in 2008, from 2.79% in 2007, and by a $2.1 million decrease in the average balance of interest-bearing deposits.  Interest expense on certificates of deposit decreased $176,000, or 19.4%, due to a 64 basis point decrease in the average rate paid on such deposits, to 3.59% for the year ended December 31, 2008, from 4.23% for the year ended December 31, 2007.

During 2008 the Company used advances from the Federal Home Loan Bank to fund a portion of its loan originations, deposit withdrawals, and the repurchase of shares of Company common stock.  As a result of the increase in the amount of these borrowings, interest on borrowings increased by $88,000, or 61.5%, to $231,000 for the year ended December 31, 2008, compared to $143,000 for the year ended December 31, 2007.  However, the average rate paid for advances decreased 136 basis points, to 3.93% in 2008, from 5.29% in 2007.

Net Interest Income.  Net interest income decreased $269,000, or 8.8%, to $2.8 million for the year ended December 31, 2008, from $3.1 million for the year ended December 31, 2007.  Our net interest margin decreased to 3.97% during 2008, from 4.26% during 2007, and our interest rate spread decreased to 3.02% in 2008, from 3.13% in 2007.  The average yield on interest earning assets decreased to 5.67% for the year ended December 31, 2008, from 6.07% for the year ended December 31, 2007. The average rate paid on interest bearing liabilities decreased to 2.65% for 2008, from 2.94% for 2007.

Provision for Loan Losses.  We make provisions for loan losses, which are charged to earnings, so that our allowance for loan losses is maintained at a level necessary to absorb probable incurred loan losses at the date of the financial statements.  The Bank evaluates the level of the allowance for loan losses quarterly.  Management, in determining the allowance for loan losses and the resulting provision necessary, considers the losses inherent in our loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions, as well as peer group data.   The Bank’s loan committee determines the type of loans to be evaluated for impairment on an individual basis and the types of loan to be evaluated on a collective basis based on similarities in loss performance, such as our one-to-four family residential loans and multifamily residential loans.  We then utilize a two-tier approach:  (1) for the types of loans to be evaluated on an individual basis, identification of impaired loans and establishment of specific loss allowances on such loans, and (2) for the types of loans to be evaluated on a collective basis, establishment of loan loss allocations on pools of loans.

Once a loan becomes delinquent, we may establish a specific loan loss allowance should we determine that the loan is impaired.  A loan will be considered impaired when, based on current information and events (such as, among other things, delinquency status, the size of the loan, the type and market value of collateral and the financial condition of the borrower), it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  All loans identified as impaired are evaluated individually.  We do not aggregate such loans for evaluation purposes.  Specific allowances for impaired loans are established based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical measure, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

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

Non-performing loans increased to $3.0 million at December 31, 2008, from $259,000 at December 31, 2007.  Loans delinquent for 60-89 days decreased to $2.2 million at December 31, 2008, from $2.6 million at December 31, 2007.  Typically non-performing loans are assigned a higher percentage of allowance allocation.  During the year ended December 31, 2008, we made provisions for loan losses of $1.2 million and we experienced charge-offs of $169,000, our first charge-offs since 1996. The allowance for loan losses was $1.3 million, or 2.43% of gross loans outstanding at December 31, 2008, as compared with $290,000, or 0.54% of gross loans outstanding at December 31, 2007.

In reviewing the allowance during 2008 and at December 31, 2008, we considered various subjective factors including actual loss experience, the increasing delinquency trends in our portfolio, our non-performing loans, and the overall current economic conditions, and determined that a provision of $1.2 million was necessary for the year then ended.  In a similar evaluation of the allowance for loan losses during 2007 and at December 31, 2007, management determined that a provision of $50,000, driven primarily by the growth in the loan portfolio, was necessary for the year then ended.

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

Non-Interest Income.  Non-interest income decreased $456,000, to a loss of $562,000 for the year ended December 31, 2008, from a loss of $106,000 for year ended December 31, 2007.  The Company recognized a $394,000 pre-tax charge for other-than-temporary impairment of FHLMC preferred stock held as available-for-sale, because the fair value of the preferred stock has continued to decline since FHFA was appointed conservator for FHLMC in September 2008, and we are unable to forecast a recovery.  Partially offsetting this loss, and prior to the conservator appointment, the Company sold its remaining shares of FHLMC common stock and realized a gain of $152,000.  The Company holds 10,000 shares of FHLMC preferred stock valued at $0.74 per share at December 31, 2008.

The Company has investments in various mutual funds that invest in U. S. government and government agency debt securities, and government agency insured fixed-rate and adjustable-rate mortgage-backed securities.  The Company recognized a $368,000 fair value loss adjustment on these mutual funds, carried as trading securities and accounted for under FAS 159, which was adopted on January 1, 2008.

Non-Interest Expense.  Non-interest expense increased $101,000, or 4.2%, to $2.5 million for the year ended December 31, 2008, compared to $2.4 million for the year ended December 31, 2007.

Compensation and employee benefits increased $109,000, or 8.0%, to $1.5 million in 2008, from $1.4 million in 2007, primarily due to a $67,000 increase in health insurance premiums, an increase of $25,000 for new employees and salary increases in the ordinary course of business, and a $15,000 increase in stock based compensation expense.

Professional fees, including legal, accounting and consulting fees, decreased $44,000, or 9.8%, to $405,000 in 2008, from $449,000 in 2007.   Professional fees are primarily due to compliance testing and legal and consulting fees associated with the implementation of new products being introduced in 2009, as well as ongoing SEC reporting compliance, internal audit outsourcing, and other costs associated with being a public company.

Occupancy expense increased $13,000, or 8.6%, to $164,000 in 2008, from $151,000 in 2007, primarily due to repairs to our parking lot drainage system.  Data processing costs increased $6,000, or 5.6%, to $114,000 in 2008, from $108,000 in 2007, primarily due to preparations associated with new product introductions.  Miscellaneous other expenses increased $17,000, or 5.4%, to $332,000 in 2008, from $315,000 in 2007.  The ratio of non-interest expense to average assets was 3.40% for the year ended December 31, 2008, compared to 3.22% for 2007.

Income Tax Expense.  The provision for income taxes decreased $741,000, to an income tax benefit of $522,000 for the year ended December 31, 2008 from an income tax provision of $219,000 for the prior year, due primarily to our operating loss.  The effective tax rates for the periods ended December 31, 2008 and 2007 were 36.6% and 42.61%, respectively.  The decrease in the effective tax rate was due to stock benefit plan expenses that were not fully deductible for income tax purposes.

Average Balance Sheet

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated.  No tax-equivalent yield adjustments were made, as their effects were not material.  All average balances are based on an average of daily balances.  Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.  During the year ended December 31, 2008, the reserve for uncollected interest on non-accrual loans increased $168,000.  The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	At December 31,	For the Years Ended December 31,
	2008	2008			2007
	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
	(dollars in thousands)
Interest-earning assets:
Loans	6.43%	$53,026	$3,276	6.18%	$52,954	$3,472	6.56%
Securities	4.78	14,268	669	4.69	17,552	839	4.78
Federal Home Loan Bank Stock	—	610	—	—	580	12	2.07
Interest-earning deposits	0.08	2,515	45	1.79	763	37	4.85
Total interest-earning assets	5.90%	70,419	3,990	5.67%	71,849	4,360	6.07%
Non-interest-earning assets		2,866			2,353
Total assets		$73,285			$74,202
Interest-Bearing Liabilities:(1)
Savings deposits	1.24%	$18,904	$233	1.23%	$19,919	$246	1.24%
Certificates of deposit	3.11	20,369	732	3.59	21,488	908	4.23
Total deposits	2.20	39,273	965	2.46	41,407	1,154	2.79
Borrowings	3.59	5,874	231	3.93	2,703	143	5.29
Total interest-bearing liabilities	2.39%	45,147	1,196	2.65%	44,110	1,297	2.94%
Non-interest-bearing liabilities.		1,830			2,162
Total liabilities		46,977			46,272
Stockholders’ equity		26,308			27,930
Total liabilities and stockholders’ equity		$73,285			$74,202
Net interest income			$2,794			$3,063
Net interest rate spread(2)				3.02%			3.13%
Net interest-earning assets(3)		$25,272			$27,739
Net interest margin(4)				3.97%			4.26%
Ratio of interest-earning assets to interest-bearing liabilities				155.98%			162.89%
____________
(1)	Non interest-bearing checking deposits are included in non-interest-bearing liabilities.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Years Ended December 31, 2008 vs. 2007
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(in thousands)
Interest-Earning Assets:
Loans	$5	$(201)	$(196)
Securities available for sale	(160)	(10)	(170)
Federal Home Loan Bank Stock	1	(13)	(12)
Interest-earning deposits	43	(35)	8
Total interest-earning assets	(111)	(259)	(370)
Interest-Bearing Liabilities:
Savings deposits	(13)	-	(13)
Certificates of deposit	(49)	(127)	(176)
Total deposits	(62)	(127)	(189)
Borrowings	132	(44)	88
Total interest-bearing liabilities	70	(171)	(101)
Change in net interest income	$(181)	$(88)	$(269)

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

The table below sets forth, as of December 31, 2008, the estimated changes in our NPV and our net interest income that would result from the designated instantaneous changes in the U.S. Treasury yield curve.  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Change In	NPV			Net Portfolio Value as a Percentage of Present Value of Assets
Interest Rates (Basis Points)	Estimated NPV	Amount of Change	Percentage Change	NPV Ratio	Change in Basis Points
		(dollars in thousands)
+300	$20,470	$(4,954)	-19%	29.72%	-436	bp
+200	22,330	(3,094)	-12	31.46	-262
+100	24,000	(1,423)	-6	32.92	-116
+50	24,727	(697)	-3	33.52	-56
Unchanged	25,423	-	-	34.08	-
-50	26,055	631	2	34.57	49
-100	26,630	1,207	5	35.01	93

The table above indicates that at December 31, 2008, in the event of a 100 basis point decrease in interest rates, we would experience a 5% increase in net portfolio value.  In the event of a 200 basis point increase in interest rates, we would experience a 12% decrease in net portfolio value.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At December 31, 2008, $3.5 million of our assets were invested in cash and cash equivalents.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts, and advances from the Federal Home Loan Bank.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our consolidated statements of cash flows included with our consolidated financial statements elsewhere in this report.

Our primary investing activities are the origination of loans and the purchase of investment securities.  During the year ended December 31, 2008, our loan originations were $6.2 million, compared to $7.3 million for the year ended December 31, 2007.  For the year ended December 31, 2008, principal reductions exceeded originations by $182,000.  During the year ended December 31, 2007, there were net loan originations of $1.4 million.  Cash received from calls and maturities of securities totaled $3.2 million and $3.3 million for the years ended December 31, 2008 and 2007, respectively.  We purchased $641,000 in securities in 2008 and no securities during 2007. We sold FHLMC common stock for proceeds of $160,000 during 2008.  We did not sell securities in 2007.  During 2007 we purchased $110,000 in FHLB common stock to meet our membership requirements.

Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by us and by local competitors, and other factors.  There was a net decrease in total deposits of $1.2 million and $3.6 million for the years ended December 31, 2008 and 2007, respectively.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provide an additional source of funds.  During the year ended December 31, 2008, the Bank borrowed $4.0 million from the Federal Home Loan Bank and repaid $3.0 million of those advances.   During the year ended December 31, 2007, the Bank borrowed $7.5 million from the Federal Home Loan Bank and repaid $4.5 million of those advances.  Our available borrowing limit at December 31, 2008, was $12.2 million.

At December 31, 2008, we had no outstanding commitments to originate loans.  At December 31, 2008, certificates of deposit scheduled to mature in less than one year totaled $17.2 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In the event we do not retain a significant portion of our maturing certificates of deposit, we will have to utilize other funding sources, such as Federal Home Loan Bank advances, in order to maintain our level of assets.  Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents.  In addition, the cost of such deposits may be significantly higher if market interest rates are higher at the time of renewal.

Under the U.S. Treasury’s Capital Purchase Program (“CPP”), which was implemented in October 2008, qualified financial institutions could apply for a direct equity investment from the U.S. Department of Treasury.  The program was voluntary and required an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends, and subjects participating institutions to the possibility of additional regulation in the future for so long as the Treasury remains invested in the institution.  See “Supervision and

Regulation—2008 Emergency Economic Stabilization Act.”  After giving consideration to, among other things, the Company’s continued firm capital position, with high tangible and Tier 1 core capital ratios, the Company determined in November 2008 not to participate in the CPP.

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

At December 31, 2008 the Bank had no commitments to grant mortgage loans.   At December 31, 2007, the Bank had $205,000 of commitments to grant mortgage loans.

Impact of Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”).  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard was effective for fiscal years beginning after November 15, 2007.  The impact of adoption on the Company was not material.  In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157.  This FSP delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The impact of adoption on the Company was not material.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The new standard was effective for the Company on January 1, 2008.  The Company elected the fair value option for various mutual funds included in trading securities as of January 1, 2008.  The impact of adoption on the Company was not material, as the Company recognized an impairment charge at December 31, 2007, resulting in the mutual funds being carried at fair value.

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

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements on page F-1.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A(T).              CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as contemplated by Exchange Act Rule 13a-15.  Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in the periodic reports the Company is required to file and submit to the Securities and Exchange Commission (“SEC”) under the Exchange Act.

Report on Management’s Assessment of Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.                      OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

ITEM 11.                      EXECUTIVE COMPENSATION

The information required in response to this item will be contained in the Proxy Statement under the captions “Executive Compensation” and “Director Compensation,” and the information included therein is incorporated herein by reference.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in response to this item concerning the security ownership of certain beneficial owners and management, and information, if any, regarding any change in control arrangements, will be contained in the Proxy Statement under the subcaption “Beneficial Ownership,” and the information included therein is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information, as of December 31, 2008, relating to equity compensation plans of the Company pursuant to which equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	192,103	$14.29	57,205
Equity compensation plans not approved by security holders	—	—	—
Total	192,103	$14.29	57,205

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Financial Statement Schedules

See Index on page F-1 for a list of the consolidated financial statements of the Company filed with this report.

Exhibits

The exhibits filed or incorporated by reference as a part of this Form 10-K are listed in the Exhibit Index, which is incorporated herein by reference.

MUTUAL FEDERAL BANCORP, INC.
CHICAGO, ILLINOIS

Consolidated Financial Statements
December 31, 2008 and 2007

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Mutual Federal Bancorp, Inc.

We have audited the accompanying consolidated statements of financial condition of Mutual Federal Bancorp, Inc. (“the Company”) as of December 31, 2008 and 2007, and the related statements of income, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/Crowe Horwath LLP
Oak Brook, Illinois March 24, 2009

MUTUAL FEDERAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollar amounts in thousands)

	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$3,454	$2,264
Trading securities	2,100	—
Securities available-for-sale	10,812	16,345
Loans, net of allowance for loan losses of $1,287 at December 31, 2008 and $290 at December 31, 2007	51,464	53,047
Real estate owned, acquired through foreclosure	235	—
Federal Home Loan Bank stock, at cost	610	610
Premises and equipment, net	918	250
Accrued interest receivable	343	360
Other assets	1,272	135
Total assets	$71,208	$73,011
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Non-interest-bearing deposits	$199	$331
Interest-bearing deposits	38,293	39,388
Total deposits	38,492	39,719
Advance payments by borrowers for taxes and insurance	364	236
Advances from the Federal Home Loan Bank	6,000	5,000
Accrued interest payable and other liabilities	1,443	1,037
Common stock in ESOP subject to contingent repurchase obligation	138	108
Total liabilities	46,437	46,100
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized at December 31, 2008 and 2007	—	—
Common stock, $0.01 par value, 12,000,000 shares authorized, 3,636,875 shares issued at December 31, 2008 and 2007	36	36
Additional paid-in capital	9,981	9,738
Treasury stock, at cost	(2,558)	(1,286)
Retained earnings	18,015	19,077
Reclassification of ESOP shares	(138)	(108)
Unearned ESOP shares	(711)	(768)
Accumulated other comprehensive income	146	222
Total stockholders’ equity	24,771	26,911
Total liabilities and stockholders’ equity	$71,208	$73,011

See accompanying notes to consolidated financial statements.

MUTUAL FEDERAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Dollar amounts in thousands except share data)

	For the years ended December 31,
	2008	2007
Interest and dividend income:
Loans, including fees	$3,276	$3,472
Securities	669	839
Interest earning deposits	45	37
Federal Home Loan Bank stock dividends	-	12
Total interest and dividend income	3,990	4,360
Interest expense:
Deposits	965	1,154
Advances from the Federal Home Loan Bank	231	143
Total interest expense	1,196	1,297
Net interest income	2,794	3,063
Provision for loan losses	1,166	50
Net interest income after provision for loan losses	1,628	3,013
Non-interest income:
Insurance commissions and fees	4	4
Gain on sale of securities	152	—
Loss on impairment of securities	(394)	(152)
Changes in fair value of trading securities	(368)	—
Other income	44	42
Total non-interest income	(562)	(106)
Non-interest expense:
Compensation and benefits	1,479	1,370
Occupancy and equipment	164	151
Data processing	114	108
Professional fees	405	449
Other expense	332	315
Total non-interest expense	2,494	2,393
Income (loss) before income taxes	(1,428)	514
Income tax (benefit) expense	(522)	219
Net income (loss)	$(906)	$295
Earnings (loss) per share (basic and diluted)	$(0.27)	$0.08

See accompanying notes to consolidated financial statements.

MUTUAL FEDERAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollar amounts in thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Amount Reclassified On ESOP Shares	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total

Balance at January 1, 2007	$36	$10,175	$—	$18,782	$(66)	$(827)	$133	28,233
Comprehensive income:
Net income	—	—	—	295	—	—	—	295
Change in net unrealized gain (loss) on securities available-for-sale, net of taxes	—	—	—	—	—	—	89	89
Total comprehensive income								384
Treasury stock purchases, 161,444 shares at cost	—	—	(1,985)	—	—	—	—	(1,985)
MRP share grants, 52,748 shares at cost	—	(699)	699	—	—	—	—	—
MRP shares earned	—	146	—	—	—	—	—	146
Stock option shares earned	—	100	—	—	—	—	—	100
Reclassification due to release and change in fair value of common stock in ESOP subject to contingent repurchase obligation of ESOP shares	—	—	—	—	(42)	—	—	(42)
ESOP shares committed to be released (5,928 shares)	—	16	—	—	—	59	—	75
Balance at December 31, 2007	36	9,738	(1,286)	19,077	(108)	(768)	222	26,911

See accompanying notes to consolidated financial statements.

MUTUAL FEDERAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollar amounts in thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Amount Reclassified On ESOP Shares	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total

Balance at January 1, 2008	36	9,738	(1,286)	19,077	(108)	(768)	222	26,911
Comprehensive income:
Net income (loss)	—	—	—	(906)	—	—	—	(906)
Change in net unrealized gain (loss) on securities available-for-sale, net of taxes	—	—	—	—	—	—	(76)	(76)
Total comprehensive income (loss)								(982)
Dividends paid ($0.18 per share)	—	—	—	(170)	—	—	—	(170)
Treasury stock purchases, 129,000 shares at cost	—	—	(1,297)	—	—	—	—	(1,297)
MRP share grants, 2,138 shares at cost	—	(25)	25	—	—	—	—	—
MRP shares earned	—	156	—	—	—	—	—	156
Income tax benefit of dividends on non-vested MRP shares	—	3	—	—	—	—	—	3
Stock option shares earned	—	107	—	—	—	—	—	107
Reclassification due to release and change in fair value of common stock in ESOP subject to contingent repurchase obligation of ESOP shares	—	—	—	—	(30)	—	—	(30)
ESOP shares committed to be released (5,759 shares)	—	2	—	14	—	57	—	73
Balance at December 31, 2008	$36	$9,981	$(2,558)	$18,015	$(138)	$(711)	$146	$24,771

See accompanying notes to consolidated financial statements.

MUTUAL FEDERAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	For the years ended December 31,
	2008	2007
Cash flows from operating activities
Net income (loss)	$(906)	$295
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	1,166	50
Depreciation	50	58
Gain on sale of available-for-sale securities	(152)	—
Loss on impairment of available-for-sale securities	394	152
Changes in fair value of trading securities	368	—
Net amortization of securities	12	26
Dividends reinvested on trading securities	(46)	(119)
ESOP expense	73	75
MRP expense	156	146
Option expense	107	100
Increase in accrued interest receivable and other assets	(1,116)	(28)
Increase (decrease) in accrued interest payable and other liabilities	434	(18)
Net cash provided by operating activities	540	737
Cash flows from investing activities
Activity in securities available-for-sale:
Proceeds from maturities, calls, and principal repayments	3,233	3,300
Proceeds from sales	160	—
Purchases	(641)	—
Purchase of FHLB stock	—	(110)
Loan originations and payments, net	182	(1,395)
Proceeds from sale of real estate owned, acquired through foreclosure	—	222
Additions to premises and equipment	(718)	(19)
Net cash provided by investing activities	2,216	1,998
Cash flows from financing activities
Net decrease in deposits	(1,227)	(3,589)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	128	(165)
Advances from the Federal Home Loan Bank	4,000	7,500
Repayment of Federal Home Loan Bank advances	(3,000)	(4,500)
Dividends paid	(170)	—
Treasury stock purchases	(1,297)	(1,985)
Net cash used by financing activities	(1,566)	(2,739)
Net increase (decrease) in cash and cash equivalents	1,190	(4)
Cash and cash equivalents at beginning of period	2,264	2,268
Cash and cash equivalents at end of period	$3,454	$2,264
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$1,237	$1,252
Income taxes	309	259
Loans transferred to real estate owned	235	222
Transfers to trading securities upon adoption of FAS 159	2,423	—

See accompanying notes to consolidated financial statements.

MUTUAL FEDERAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007
(Dollar amounts in thousands)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation:  The consolidated financial statements include Mutual Federal Bancorp, Inc., and its wholly owned subsidiary Mutual Federal Savings and Loan Association of Chicago and its wholly owned subsidiaries, EMEFES Service Corporation and 2212 Holdings, LLC, together referred to as “the Bank.”  Intercompany transactions and balances are eliminated in consolidation.  As of December 31, 2008, Mutual Federal Bancorp, MHC, was the majority (74.85%) stockholder of the Company.  The MHC is owned by the depositors of the Bank.  The financial statements do not include the transactions and balances of the MHC.  EMEFES Service Corporation is an insurance agency that sells insurance products to the Bank’s customers.  The insurance products are underwritten and provided by a third party.  2212 Holdings, LLC was established in 2008 to hold and manage real estate acquired through foreclosure.

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

Securities:  Debt securities are classified as available-for-sale when they might be sold before maturity.  Equity securities with readily determinable fair values are classified as available-for-sale or as trading securities.  Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of income tax.  Trading securities are carried at fair value, with unrealized gains and losses reported through income.

Interest income includes amortization of purchase premium or discount.  Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

MUTUAL FEDERAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007
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

Interest income on mortgage loans is discontinued at the time the loan becomes 90 days delinquent.  Past-due status is based on the contractual terms of the loan.  In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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
DECEMBER 31, 2008 AND 2007
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

A loan is impaired when full payment under the loan terms is not expected.  Loans are individually evaluated for impairment.  If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  All loans past due 90 days are evaluated individually for impairment.

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

Advertising Expense:  The Company expenses all advertising costs as they are incurred.  Total advertising costs for the years ended December 31, 2008 and 2007 were $34 and $46, respectively.

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
DECEMBER 31, 2008 AND 2007
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

The Company recognizes interest and penalties related to income tax matters as income tax expense.  The Company does not have any amounts accrued for interest and penalties.  The Company is no longer subject to examination by taxing authorities for years before 2006.

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

Earnings Per Common Share:  Basic earnings (loss) per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  Shares of common stock held in the Company’s ESOP are pledged as collateral for the Company’s loan to the ESOP and are not considered outstanding for earnings (loss) per share calculations until the shares are released from collateral and allocated to participants.

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

Operating Segments:  Internal financial information is primarily reported and aggregated in one line of business, banking.  While the Company’s executive officers monitor the revenue streams of the Bank’s various products and services, operations are managed and financial performance is evaluated on a company-wide basis.  Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

MUTUAL FEDERAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007
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

Effect of Newly Issued Accounting Standards:   In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”).  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard was effective for fiscal years beginning after November 15, 2007.  The impact of  adoption to the Company was not material.  In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157.  This FSP delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The impact of adoption was not material to the results of operation or financial condition of the Company.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The new standard was effective for the Company on January 1, 2008.  The Company elected the fair value option for various mutual funds included in trading securities as of January 1, 2008.  The impact of adoption was not material to the results of operation or financial condition of the Company, as the Company recognized an impairment charge at December 31, 2007, resulting in the mutual funds being carried at fair value.

MUTUAL FEDERAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007
(Dollar amounts in thousands)

NOTE 2 – FAIR VALUE MEASUREMENT

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The Company determines the fair values of trading securities and securities available-for-sale by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).  The Company determines the fair values of impaired loans by obtaining current appraisals of the collateral real estate properties (Level 2 inputs) or adjusting estimated fair values of appraisals using management judgment (Level 3 inputs).

Assets Measured on a Recurring Basis:

		Fair Value Measurements at December 31, 2008 Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Trading securities	$2,100	$2,100	$—	$—
Securities available-for-sale	10,812	7	10,805	—
	$12,912	$2,107	$10,805	$—

Dividend income earned on trading securities was reinvested and used to purchase additional shares through May 31, 2008.  The Company discontinued reinvesting dividends in these securities as of June 1, 2008.  Changes in share price are recorded through the income statement as changes in fair value of trading securities.  During the year ended December 31, 2008, the Company recognized an unrealized loss of $368 on changes in fair value of trading securities.  Restrictions on redemption of these securities has been imposed by the manager of these funds, limiting cash redemptions to $250 per fund (there are three funds) per quarter.  Depending on liquidity requirements, or market conditions relating to the funds, the Company may decide that redemption of some or all of the funds is prudent.

MUTUAL FEDERAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007
(Dollar amounts in thousands)

NOTE 2 – FAIR VALUE MEASUREMENT (continued)

For the year ended December 31, 2008, the Company also recognized a $394 loss for other-than-temporary impairment of FHLMC preferred stock held as available-for-sale, because the fair value of the preferred stock has declined substantially due to the announcement on September 7, 2008, that its regulatory agency, the Federal Housing Finance Agency (“FHFA”), was appointed as conservator, and because dividends on previously issued preferred shares have been suspended.  We are uncertain as to what impact these actions will have on the future value of this security.  At December 31, 2008, we held 10,000 preferred shares valued at $0.74 per share.

Assets Measured on a Non-Recurring Basis:

		Fair Value Measurements at December 31, 2008 Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Impaired loans	$1,756	$—	$—	$1,756

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $2,606, with specific loan loss allowances of $850, resulting in an additional provision for loan losses of $850 for the year.

NOTE 3 – SECURITIES

Trading Securities:

Upon adoption of SFAS 159 on January 1, 2008, the Company reclassified mutual funds with a carrying value of $2,423 from available-for-sale securities to trading securities.  For the year ended December 31, 2008, the Company recorded changes in fair value of trading securities of $368 as a charge against income.  As an equity security, the mutual funds do not have a designated maturity date.

MUTUAL FEDERAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007
(Dollar amounts in thousands)

NOTE 3 – SECURITIES (continued)

Securities available-for-sale:

The amortized cost and fair value of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2008
U.S. agency and government-sponsored entity bonds	$3,998	$197	$—	$4,195
GNMA certificates	791	3	(40)	754
FNMA certificates	2,763	61	(4)	2,820
FHLMC certificates	2,607	55	(7)	2,655
Collateralized mortgage obligations	408	—	(27)	381
FHLMC preferred stock	7	—	—	7
Total available-for-sale	$10,574	$316	$(78)	$10,812

December 31, 2007
U.S. agency and government-sponsored entity bonds	$5,496	$109	$—	$5,605
GNMA certificates	1,049	4	(32)	1,021
FNMA certificates	3,596	32	(10)	3,618
FHLMC certificates	2,524	16	(9)	2,531
Collateralized mortgage obligations	486	—	(14)	472
FHLMC common stock	8	265	—	273
FHLMC preferred stock	402	—	—	402
Mutual funds	2,423	—	—	2,423
Total available-for-sale	$15,984	$426	$(65)	$16,345

At December 31, 2008 and 2007, there were no holdings of securities of any one issuer, other than U.S. agency and U.S. government-sponsored entities, in an amount greater than 10% of equity.  Mutual fund securities at December 31, 2007 include $2,423 in mutual funds managed by a single issuer and invested primarily in short-term government obligations and pools of adjustable rate mortgage loans.

There were no securities pledged at December 31, 2008 and 2007.

The Company sold 8,000 shares of FHLMC common stock for $160, resulting in a gain of $152 for the year ended December 31, 2008.  There were no investment securities sales in the year ended December 31, 2007.

MUTUAL FEDERAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007
(Dollar amounts in thousands)

NOTE 3 – SECURITIES (Continued)

The amortized cost and fair values of debt securities available-for-sale at December 31, 2008 by contractual maturity were as follows:

	Amortized Cost	Fair Value

Due in one year or less	$500	$515
Due from one to five years	3,498	3,680
Due from five to ten years	—	—
CMO’s and mortgage backed securities	6,569	6,610
Total	$10,567	$10,805

Securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	December 31, 2008
	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
GNMA certificates	$108	$(1)	$570	$(39)	$678	$(40)
FNMA certificates	256	(3)	239	(1)	495	(4)
FHLMC certificates	—	—	144	(7)	144	(7)
Collateralized mortgage obligations	—	—	378	(27)	378	(27)
Total temporarily impaired	$364	$(4)	$1,331	$(74)	$1,695	$(78)

	December 31, 2007
	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
GNMA certificates	$94	$(1)	$713	$(31)	$807	$(32)
FNMA certificates	—	—	1,124	(10)	1,124	(10)
FHLMC certificates	—	—	642	(9)	642	(9)
Collateralized mortgage obligations	—	—	469	(14)	469	(14)
Total temporarily impaired	$94	$(1)	$2,948	$(64)	$3,042	$(65)

MUTUAL FEDERAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007
(Dollar amounts in thousands)

NOTE 3 – SECURITIES (Continued)

At December 31, 2008, there were 15 debt securities with unrealized losses that have depreciated 4.4% from the Company’s amortized cost basis.  At December 31, 2007, there were 18 debt securities with unrealized losses that had depreciated 2.2% from the Company’s amortized cost basis.  These unrealized losses related principally to current interest rates for similar types of securities.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and what the results are of reviews of the issuer’s financial condition.  The fair value is expected to recover as securities approach their maturity date.  As management has the ability to hold debt securities until forecasted recovery, which may be maturity, no declines are deemed to be other than temporary.

The Company has investments in various mutual funds including an adjustable rate mortgage fund, a U.S. government mortgage fund, and a short-term government fund.  The underlying securities are U.S. government and government agency securities and government agency insured fixed-rate and adjustable-rate mortgage-backed securities.  At December 31, 2007, the Company recognized a $54 pre-tax charge for an other-than-temporary decline in fair value, because it was unable to forecast a recovery in the net asset value of these funds in the period the Company estimated it would hold the securities.  As of January 1, 2008, the Company has adopted fair value accounting for these mutual funds which are now held as trading securities.

The Company owns 10,000 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) 5.79% non-cumulative preferred stock with an original cost basis of $500.  As previously disclosed, for the year ended December 31, 2008, the Company has recognized $394 in pre-tax charges for an other-than-temporary decline in fair value, because it was unable to forecast a recovery in the fair value of this security in the foreseeable future.  The Company also recognized $98 in pre-tax charges for the same reason during 2007.

MUTUAL FEDERAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007
(Dollar amounts in thousands)

NOTE 4 – LOANS

Loans are as follows:

	2008	2007
First mortgage loans
Principal balances
Secured by one- to four-family residences	$32,568	$34,163
Secured by multi-family properties	20,202	19,217
	52,770	53,380
Less:
Loans in process	-	9
Net deferred loan origination fees	120	122
Total first mortgage loans	52,650	53,249
Loans on savings accounts	101	88
	52,751	53,337
Less allowance for loan losses	1,287	290
	$51,464	$53,047

Activity in the allowance for loan losses is summarized as follows:

	2008	2007

Balance at beginning of year	$290	$240
Loans charged off	(169)	—
Recoveries	—	—
Provision charged to income	1,166	50
Balance at end of year	$1,287	$290

Non-accrual loans, which include all loans past due 90 days and over at December 31, 2008 and 2007, were $2,953 and $259, respectively.  Impaired loans were $3,763 at December 31, 2008, and $0 at December 31, 2007.  Impaired loans with balances of $2,606 at December 31, 2008, had specific loan loss allowances of $850. There were no loans with specific loan loss allowances at December 31, 2007.  For the year ended December 31, 2008, the Company recognized interest income of $100 on impaired loans, substantially all on the cash basis.

Loans to principal officers, directors, and their affiliates in 2008 were as follows:

Balance at January 1, 2008	$222
New loans	-
Repayments	82
Balance at December 31, 2008	$140

MUTUAL FEDERAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007
(Dollar amounts in thousands)

NOTE 5 – PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	2008	2007
Land	$768	$97
Building	355	355
Building improvements	145	140
Drive-up addition (in progress)	18	—
Parking lot improvements	19	19
Furniture and equipment	489	468
Total cost	1,794	1,079
Accumulated depreciation	(876)	(829)
	$918	$250

Depreciation expense was $50 and $58 for the years ended December 31, 2008 and 2007.  The projected cost of the drive-up addition, to be completed in 2009, is currently estimated at $925.

NOTE 6 – ACCRUED INTEREST RECEIVABLE

Accrued interest receivable is summarized as follows:

	2008	2007

Securities	$74	$89
Loans	269	271
	$343	$360

NOTE 7 – DEPOSITS

Deposits, by major category, are as follows:

	2008	2007

Non-interest-bearing checking	$199	$331
Savings	18,666	18,854
Certificates of deposit	19,627	20,534
	$38,492	$39,719

The aggregate amount of certificates of deposit with a minimum denomination of $100 was approximately $6,899 and $7,011 at December 31, 2008 and 2007, respectively.

MUTUAL FEDERAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007
(Dollar amounts in thousands)

NOTE 7 – DEPOSITS (Continued)

Scheduled maturities of certificates of deposit for the year ended December 31, 2008 are as follows:

2009	$17,244
2010	2,031
2011	25
2012	120
2013	207
$19,627

Deposits of related parties totaled approximately $1,274 and $1,275 at December 31, 2008 and 2007, respectively.

Interest expense on deposit accounts is summarized as follows:

	2008	2007

Savings	$233	$246
Certificates of deposit	732	908
	$965	$1,154

NOTE 8 – FEDERAL HOME LOAN BANK ADVANCES

At year end, advances from the Federal Home Loan Bank were as follows:

	2008	2007
Maturities in June 2009 through February 2011, at fixed rates from 3.22% to 4.09%, averaging 3.59%	$6,000	$5,000
Required payments over the next three years are:
2008	$—	$3,000
2009	2,000	2,000
2010	2,000	—
2011	2,000	—

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances.   A blanket lien on all one- to four-family first mortgages was pledged as collateral in the event that the Company requests future advances.  The Company’s available credit limit, limited to twenty times its current investment in FHLB stock, at December 31, 2008, was $12.2 million.

MUTUAL FEDERAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007
(Dollar amounts in thousands)

NOTE 9 – BENEFIT PLANS

As of January 1, 2006, the Company adopted an employee stock ownership plan (“ESOP”) for the benefit of substantially all employees.  The ESOP borrowed $873 from the Company and used those funds to acquire 87,285 shares of the Company’s common stock on April 4, 2006, in connection with the Company’s minority stock offering, at a price of $10.00 per share.

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and are allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to the Company.  The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company’s contributions to the ESOP and earnings on ESOP assets.  Under the loan agreement, the ESOP will make annual fixed principal payments to the Company of $44, plus interest at 7.0% on the unpaid loan balance.

As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares and the shares become outstanding for earnings-per-share (“EPS”) computations.  For the years ended December 31, 2008 and 2007, the Company contributed $98 and $101 to the plan, reported compensation expense of $59 and $75, and released 5,759 shares and 5,928 shares of common stock.   Dividends paid on shares held in the suspense account of $14 were reported as compensation expense during 2008 because they were allocated to participant accounts.

Upon termination of their employment, participants in the ESOP who elect to receive their benefit distributions in the form of Company common stock may require the Company to repurchase the common stock distributed at fair value.  This contingent repurchase obligation is reflected in the Company’s financial statements as “common stock in ESOP subject to contingent repurchase obligation” and reduces stockholders’ equity by an amount that represents the market value of all the Company’s common stock held by the ESOP and allocated to participants, without regard to whether it is likely that the shares would be distributed or that the recipients of the shares would be likely to exercise their right to require the Company to repurchase the shares.  At December 31, 2008 and 2007, there are 15,386 and 10,321 allocated ESOP shares and a contingent repurchase obligation of $138 and $108, respectively.  In addition, the fair value of unearned ESOP shares at December 31, 2008 and 2007, was $640 and $807, respectively.

On November 29, 2006, the Registrant’s stockholders approved the Mutual Federal Bancorp, Inc. 2006 Stock Option Plan (the “Stock Option Plan”), and  the Mutual Federal Bancorp, Inc. 2006 Recognition and Retention Plan and Trust Agreement (the “MRP Plan”, and collectively with the Stock Option Plan, the “Plans”).   A total of 178,206 and 71,282 shares of Company common stock have been reserved for issuance under the Stock Option Plan and the MRP Plan, respectively.

On January 16, 2007, the Company awarded 52,748 shares of common stock, with a fair value of $14.41 per share, to the Company’s officers and directors under the MRP Plan.  The Company also awarded 131,871 options to purchase the Company’s common stock at a strike price of $14.41 per share, to the Company’s officers and directors under the Stock Option Plan.

MUTUAL FEDERAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007
(Dollar amounts in thousands)

NOTE 9 – BENEFIT PLANS (Continued)

On March 18, 2008, the Company awarded 2,138 shares of common stock, with a fair value of $11.35 per share, to a director of the Company under the MRP Plan.  The Company also awarded the director options to purchase 5,346 shares of the Company’s common stock at a strike price of $11.35 per share under the Stock Option Plan.

The awards vest over a five year period.  Total compensation cost that has been charged against income for those plans for the years ended December 31, 2008 and 2007, was $156 and $146 for the MRP Plan and $107 and $100 for the Stock Option Plan.  The total income tax benefit was $72 and $66 for these same periods.

Stock Option Plan

The Stock Option Plan, which is shareholder-approved, permits the grant of stock options to its officers, directors and employees for up to 178,206 shares of common stock.  The Company believes that such awards better align the interests of its employees with those of its shareholders.  Option awards are granted with an exercise price that is no less than the market price of the Company’s common stock at the date of grant; have vesting periods of five years and have 10-year contractual terms.  The Company anticipates purchasing shares to satisfy share option exercises.

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

The fair value of options granted during 2008 and 2007 was determined using the following weighted-average assumptions as of grant date:

	2008	2007
Risk-free interest rate	3.47%	4.50%
Expected term	6.50 years	6.50 years
Expected stock price volatility	13.51%	9.40%
Dividend yield	0.00%	0.00%

MUTUAL FEDERAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007
(Dollar amounts in thousands)

NOTE 9 – BENEFIT PLANS (Continued)

A summary of the activity in the Stock Option Plan for 2008 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	131,871	$14.41	9.0	—
Granted	5,346	$11.35	10.0	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at December 31, 2008	137,217	$14.29	8.0	—
Exercisable at December 31, 2008	26,374	$14.41
Expected to vest at December 31, 2008	137,217	$14.29

Information related to the Stock Option Plan during 2008 and 2007 follows:

	2008	2007
Intrinsic value of options exercised	—	—
Cash received from option exercises	—	—
Tax benefit realized from option exercises	—	—
Weighted average fair value of options granted	$2.83	$3.96

As of December 31, 2008, there was $330 of total unrecognized compensation cost related to non-vested stock options granted under the Stock Option Plan.  The cost is expected to be recognized over a weighted-average remaining period of 3.0 years.

Stock Award Plan

The MRP Plan provides for the issuance of shares of restricted stock to directors and officers.  Compensation expense is recognized over the vesting period of the shares based on the market value of the shares at issue date.  Total shares that remain issuable under the MRP Plan are 71,282 at December 31, 2008.

MUTUAL FEDERAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007
(Dollar amounts in thousands)

NOTE 9 – BENEFIT PLANS (Continued)

A summary of changes in the Company’s non-vested shares for 2008 and 2007 follows:

	Shares	Weighted Average Grant Price	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2008	52,748	$14.41	$760,000
Granted	2,138	11.35	24,000
Vested	(10,553)	14.41	(152,000)
Forfeited	—	—	—
Non-vested at December 31, 2008	44,333	$14.26	$632,000

As of December 31, 2008, there was $482 of total unrecognized compensation cost related to non-vested shares granted under the MRP Plan.  The cost is expected to be recognized over a weighted-average remaining period of 3.0 years.

The Company has a 401(k) profit sharing plan covering substantially all employees who have attained the age of 21 and have completed three months of service.  Employee contributions are matched at 100% up to 3% of compensation and 50% of contributions over 3%, but do not exceed 5% of compensation.  The matching contribution expense was $24 and $23 for the years ended December 31, 2008 and 2007.  The 401(k) profit sharing plan also provides for a discretionary profit sharing contribution determined annually by the Board of Directors.  The Board approved no discretionary contributions for the years ended December 31, 2008 and 2007.

The Company has nonqualified deferred compensation agreements with officers and directors.  Under the terms of these agreements, the officers and directors may defer compensation and directors’ fees and earn interest on the balance.  Interest is computed at the Company’s interest rate for one-year certificates of deposit.  Interest expense for the years ended December 31, 2008 and 2007 approximated $15.  In addition, for the years ended December 31, 2008 and 2007, approximately $38 and $24 was distributed.  The agreements were amended during 2005 to terminate deferrals after 2004.  At December 31, 2008 and 2007, $364 and $387 of deferred compensation was included in accrued interest payable and other liabilities on the statements of financial condition.

The Company provides supplemental health care benefits to cover the Medicare costs for employees who reach the age of 65 and have at least 10 years of service with the Company.  At December 31, 2008 and 2007, a liability of $53 and $64 is included in accrued expenses and other liabilities in the statements of financial condition.  The Company recorded expense of $10 and $5 for the years ended December 31, 2008 and 2007.  During 2005 the Bank amended the Plan to cap the maximum amount of premium that it would pay per qualified individual per month, and provided that new entrants after September 30, 2006, would pay the entire premium.

MUTUAL FEDERAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007
(Dollar amounts in thousands)

NOTE 10 – INCOME TAXES

Income tax expense was as follows:

	2008	2007
Federal
Current	$152	$323
Deferred	(562)	(124)
	(410)	199
State
Current	15	45
Deferred	(127)	(25)
	(112)	20
	$(522)	$219

Effective tax rates differ from the federal statutory rate of 34% applied to income before income taxes due to the following:

	2008	2007

Provision calculated at statutory federal rate	$(485)	$175
Effect of:
State taxes, net of federal benefit	(74)	13
Stock based compensation	36	25
Other, net	1	6
Total	$(522)	$219
Effective tax rate	36.6%	42.6%

Year-end deferred tax assets and liabilities were due to the following:

	2008	2007
Deferred tax assets:
Allowance for loan losses	$500	$111
Deferred compensation	141	150
Accrued post retirement benefit	21	25
Stock based compensation	81	67
Change in fair value of trading securities	153	-
Impairment of securities	202	59
	1,098	412
Deferred tax liabilities:
Federal Home Loan Bank stock dividends	(61)	(61)
Depreciation	(3)	(8)
Net unrealized gain on securities available-for-sale	(92)	(141)
Other	(5)	(3)
	(161)	(213)
Net deferred tax asset	$937	$199

MUTUAL FEDERAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007
(Dollar amounts in thousands)

NOTE 10 – INCOME TAXES (Continued)

Federal income tax laws provided additional bad debt deductions through 1987, totaling $2,552.  Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would total $991 at year end 2008.  If the Bank were liquidated or otherwise ceases to be a bank or if tax laws were to change, this liability of $991 would be expensed and paid.  Management has not recorded a valuation allowance based on taxes paid in prior years.

NOTE 11 – LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES

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

The Company had no fixed rate loan commitments at December 31, 2008.  The contractual amount of fixed rate loan commitments at December 31, 2007 was $205.  Commitments to make loans are generally made for periods of 60 days or less.

NOTE 12 – CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS

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

Prompt corrective action regulations provide five classifications:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  At year-end 2008 and 2007, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

There are no conditions or events since that notification that management believes have changed the Bank’s category.  Actual and required capital amounts and ratios are presented below:

MUTUAL FEDERAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007
(Dollar amounts in thousands)

NOTE 12 – CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (Continued)

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2008
Total capital to risk-weighted assets	$22,862	51.42%	$3,557	8.00%	$4,447	10.00%
Tier 1 (core) capital to risk-weighted assets	22,425	50.43	1,779	4.00	2,668	6.00
Tier 1 (core) capital to adjusted total assets	22,425	31.72	2,828	4.00	3,535	5.00
Tangible capital (to adjusted total assets)	22,425	31.72	1,060	1.50	—	—

December 31, 2007
Total capital to risk-weighted assets	$24,318	59.14%	$3,290	8.00%	$4,112	10.00%
Tier 1 (core) capital to risk-weighted assets	23,909	58.14	1,645	4.00	2,467	6.00
Tier 1 (core) capital to adjusted total assets	23,909	32.85	2,911	4.00	3,639	5.00
Tangible capital (to adjusted total assets)	23,909	32.85	1,092	1.50	—	—

The following is a reconciliation of the Bank’s equity under accounting principles generally accepted in the United States of America (“GAAP”) to regulatory capital.

	2008	2007
GAAP equity	$22,571	$24,131
Unrealized gain on securities available-for-sale	(146)	(222)
Tier 1 capital	22,425	23,909
General allowance for loan losses	437	290
Allowable portion (45%) of unrealized gains on equity securities available-for-sale	—	119
Total regulatory capital	$22,862	$24,318

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

MUTUAL FEDERAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007
(Dollar amounts in thousands)

NOTE 12 – CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (Continued)

Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above.  During the year ended December 31, 2008, the Bank paid a $1.0 million dividend to the Company.  At January 1, 2009, the Bank could not pay a dividend without prior regulatory approval.

NOTE 13 – OTHER COMPREHENSIVE INCOME

Other comprehensive income (loss) components and related tax effects were as follows:

	2008	2007
Unrealized holding gains on securities available-for-sale	$104	$297
Reclassification adjustment for gains (losses) realized in income	(228)	(152)
Net unrealized gains (losses)	(124)	145
Tax effect	48	(56)
Other comprehensive income (loss)	$(76)	$89

NOTE 14 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information for the parent company only, Mutual Federal Bancorp, Inc., follows:

CONDENSED BALANCE SHEETS
December 31, 2008 and 2007

	2008	2007
ASSETS
Cash and cash equivalents	$1,494	$1,838
Investment in banking subsidiary	22,571	24,131
ESOP note receivable	753	796
Other assets	337	256
Total assets	$25,155	$27,021
LIABILITIES AND EQUITY
Accrued expenses and other liabilities	$246	$2
Common stock in ESOP subject to contingent repurchase obligation	138	108
Stockholders’ equity	24,771	26,911
Total liabilities and stockholders’ equity	$25,155	$27,021

MUTUAL FEDERAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007
(Dollar amounts in thousands)

NOTE 14 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF INCOME (LOSS)
For the years ended December 31, 2008 and 2007

	2008	2007
Interest income	$79	$97
Dividend income	1,000	—
Other expense	(292)	(360)
Income (loss) before income tax and undistributed subsidiary income (excess distribution)	787	(263)
Income tax benefit	74	95
Equity in undistributed subsidiary income (excess distribution)	(1,767)	463
Net income (loss)	$(906)	$295

CONDENSED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2008 and 2007

	2008	2007
Cash flows from operating activities
Net income (loss)	$(906)	$295
Adjustments:
Equity in undistributed subsidiary loss (income)	767	(463)
Stock based compensation	56	49
Change in other assets	(81)	(184)
Change in other liabilities	244	(6)
Net cash from (used in) operating activities	80	(309)
Cash flows from investing activities
Dividend payment received	1,000	—
ESOP loan payments received	43	44
Net cash from investing activities	1,043	44
Cash flows from financing activities
Dividends paid	(170)	—
Purchase of treasury stock	(1,297)	(1,985)
Net cash from financing activities	(1,467)	(1,985)
Net change in cash and cash equivalents	(344)	(2,250)
Beginning cash and cash equivalents	1,838	4,088
Ending cash and cash equivalents	$1,494	$1,838

MUTUAL FEDERAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007
(Dollar amounts in thousands)

NOTE 15 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  Basic and fully diluted weighted average shares outstanding for the year ended December 31, 2008, are 3,417,701.  During the year ended December 31, 2008, the average fair value of the Company’s common stock was less than $14.29 and the stock option and stock grant awards had no dilutive effect on earnings per share.

The factors used in the earnings (loss) per share computation for the years ended December 31, 2008, and 2007 follow:

	2008	2007
Basic
Net income (loss)	$(906)	$295
Weighted average common shares outstanding	3,491,633	3,615,622
Less: average unallocated ESOP shares	(73,932)	(79,784)
Average shares	3,417,701	3,535,838
Basic earnings (loss) per common share	$(0.27)	$0.08
Diluted
Net Income (loss)	$(906)	$295
Weighted average common shares outstanding for basic earnings per common share	3,417,701	3,535,838
Add: dilutive effects of assumed exercises of stock options and stock awards	—	—
Average shares and dilutive potential common shares	3,417,701	3,535,838
Diluted earnings (loss) per common share	$(0.27)	$0.08

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March, 2009.

MUTUAL FEDERAL BANCORP, INC.

By:	/s/ Stephen M. Oksas
Stephen M. Oksas
President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Stephen M. Oksas, John L. Garlanger and Julie H. Oksas, and each of them, the true and lawful attorney-in-fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully as to all intents and purposes as each of the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stephen M. Oksas Stephen M. Oksas	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2009

/s/ John L. Garlanger John L. Garlanger	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2009

/s/ Stanley Balzekas III Stanley Balzekas III	Director	March 27, 2009

/s/ Robert P. Kazan Robert P. Kazan	Director	March 27, 2009

/s/ Leonard F. Kosacz Leonard F. Kosacz	Director	March 27, 2009

/s/ Julie H. Oksas Julie H. Oksas	Executive Vice President and Director	March 27, 2009

S-1

/s/ Stephanie Simonaitis Stephanie Simonaitis	Director	March 27, 2009

/s/ Amy P. Keane Amy P. Keane	Director	March 27, 2009

S-2

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Charter of Mutual Federal Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to Registrant’s Form SB-2 filed with the Commission on November 18, 2005).

3.2	Bylaws of Mutual Federal Bancorp, Inc., as amended (incorporated by reference to Exhibit 3.1 to Registrant’s Form 10-QSB filed with the Commission on August 13, 2008).

4.1	Specimen Common Stock Certificate of Mutual Federal Bancorp, Inc. (incorporated by reference to Exhibit 4.1 to Registrant’s Form SB-2 filed with the Commission on November 18, 2005).

10.1	Form of Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Amendment No. 1 to Form SB-2 filed with the Commission on February 4, 2006).

10.2
Executive Employment Agreement dated as of April 4, 2006 among Mutual Federal Bancorp, Inc., Mutual Federal Savings and Loan Association of Chicago and Stephen M. Oksas (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-QSB for the quarterly period ended March 31, 2006 filed with the Commission on May 8, 2006).*

10.3
Executive Employment Agreement dated as of April 4, 2006 among Mutual Federal Bancorp, Inc., Mutual Federal Savings and Loan Association of Chicago and Julie H. Oksas (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-QSB for the quarterly period ended March 31, 2006 filed with the Commission on May 8, 2006).*

10.4
Executive Employment Agreement dated as of April 4, 2006 among Mutual Federal Bancorp, Inc., Mutual Federal Savings and Loan Association of Chicago and John L. Garlanger (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-QSB for the quarterly period ended March 31, 2006 filed with the Commission on May 8, 2006).*

10.5
ESOP Loan Agreement dated as of April 4, 2006 between Mutual Federal Bancorp, Inc. and First Bankers Trust Services, Inc., as trustee of the Mutual Federal Bancorp, Inc. Employee Stock Ownership Trust (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-QSB for the quarterly period ended March 31, 2006 filed with the Commission on May 8, 2006).

10.6
Mutual Federal Bancorp, Inc. 2006 Stock Option Plan (incorporated by reference to Appendix A to the Company’s proxy statement for its Special Meeting of Stockholders held on November 29, 2006 filed with the Commission on October 16, 2006).*

10.7
Mutual Federal Bancorp, Inc. 2006 Recognition and Retention Plan as amended and restated effective January 1, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-QSB for the quarterly period ended March 31, 2008 filed with the Commission on May 14, 2008).*

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-KSB for the year ended December 31, 2006 filed with the Commission on March 29, 2007).

21.1	Subsidiaries of the Company

23.1	Consent of Crowe Horwath LLP

* Represents a management contract or arrangement filed pursuant to Item 15(b) of  Form 10-K.

24.1	Power of Attorney (set forth on signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

2