Form 10-Q
period 2009-03-31
Mutual Federal Bancorp, Inc.
filed 2009-05-13
CIK 1344802

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of May 1, 2009
Common Stock, $0.01 par value	3,334,273

MUTUAL FEDERAL BANCORP, INC.

FORM 10-Q

For the quarterly period ended March 31, 2009

PART I. – FINANCIAL INFORMATION

Item 1.  Financial Statements

MUTUAL FEDERAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)
(Dollar amounts in thousands except share data)

	March 31, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$5,653	$3,454
Trading securities	1,300	2,100
Securities available-for-sale	10,434	10,812
Loans, net of allowance for loan losses of $755 at March 31, 2009; $1,287 at December 31, 2008	49,040	51,464
Real estate owned	1,160	235
Federal Home Loan Bank stock, at cost	610	610
Premises and equipment, net	1,022	918
Accrued interest receivable	333	343
Other assets	1,296	1,272
Total assets	$70,848	$71,208

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Non-interest-bearing deposits	$303	$199
Interest-bearing deposits	39,285	38,293
Total deposits	39,588	38,492
Advance payments by borrowers for taxes and insurance	112	364
Advances from the Federal Home Loan Bank	6,000	6,000
Accrued interest payable and other liabilities	986	1,443
Common stock in ESOP subject to contingent repurchase obligation	131	138
Total liabilities	46,817	46,437
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized at March 31, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value, 12,000,000 shares authorized, 3,636,875 shares issued at March 31, 2009 and December 31, 2008	36	36
Additional paid-in capital	10,046	9,981
Treasury stock, at cost, 302,602 shares at March 31, 2009 and 235,558 at December 31, 2008	(3,146)	(2,558)
Retained earnings	17,758	18,015
Reclassification of ESOP shares	(131)	(138)
Unearned ESOP shares	(697)	(711)
Accumulated other comprehensive income	165	146
Total stockholders’ equity	24,031	24,771
Total liabilities and stockholders’ equity	$70,848	$71,208

See accompanying notes to unaudited consolidated financial statements.

MUTUAL FEDERAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollar amounts in thousands except share data)

	Three Months Ended March 31,
	2009	2008
Interest and dividend income
Loans, including fees	$786	$823
Securities	139	189
Interest earning deposits	—	15
Federal Home Loan Bank stock dividends	—	—
Total interest and dividend income	925	1,027
Interest expense
Deposits	204	272
Advances from Federal Home Loan Bank	54	62
	258	334
Net interest income	667	693
Provision for loan losses	195	40
Net interest income after provision for loan losses	472	653

Non-interest income
Changes in fair value of trading securities	(50)	(8)
Other income	10	11
Total non-interest income	(40)	3
Non-interest expense
Compensation and benefits	386	373
Occupancy and equipment	45	40
Data processing	34	26
Professional fees	170	117
Other expense	125	72
Total non-interest expense	760	628
Income (loss) before income taxes	(328)	28
Income tax expense (benefit)	(118)	13
Net income (loss)	$(210)	$15

Earnings (loss) per share (basic and diluted)	$(0.06)	$0.00

See accompanying notes to unaudited consolidated financial statements.

MUTUAL FEDERAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(Dollar amounts in thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Amount Reclassified on ESOP Shares	Unearned ESOP Shares	Accumulated Other Comprehensive Income/(Loss)	Total
Balance at January 1, 2009	$36	$9,981	$(2,558)	$18,015	$(138)	$(711)	$146	$24,771
Comprehensive income:
Net income (loss)	—	—	—	(210)	—	—	—	(210)
Change in net unrealized gain loss) on securities available-for-sale, net of taxes and reclassification adjustments	—	—	—	—	—	—	19	19
Total comprehensive income (loss)								(191)
Treasury stock purchases	—	—	(588)	—	—	—	—	(588)
Dividends paid	—	—	—	(51)	—	—	—	(51)
Income tax benefit of dividends on non- vested MRP shares	—	1	—	—	—	—	—	1
MRP shares earned	—	39	—	—	—	—	—	39
Stock option shares earned	—	27	—	—	—	—	—	27
Adjustment to fair value of common stock in ESOP subject to contingent repurchase obligation of ESOP shares	—	—	—	—	7	—	—	7
ESOP shares committed to be released (1,393)	—	(2)	—	4	—	14	—	16
Balance at March 31, 2009	$36	$10,046	$(3,146)	$17,758	$(131)	$(697)	$165	$24,031

See accompanying notes to unaudited consolidated financial statements.

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Amount Reclassified on ESOP Shares	Unearned ESOP Shares	Accumulated Other Comprehensive Income/(Loss)	Total
Balance at January 1, 2008	$36	$9,738	$(1,286)	$19,077	$(108)	$(768)	$222	$26,911
Comprehensive income:
Net income	—	—	—	15	—	—	—	15
Change in net unrealized gain (loss) on securities available-for-sale, net of taxes and reclassification adjustments	—	—	—	—	—	—	35	35
Total comprehensive income (loss)								50
MRP share grants, 2,138 shares at cost	—	(25)	25	—	—	—	—	—
MRP shares earned	—	38	—	—	—	—	—	38
Stock option shares earned	—	26	—	—	—	—	—	26
Adjustment to fair value of common stock in ESOP subject to contingent repurchase obligation of ESOP shares	—	—	—	—	(25)	—	—	(25)
ESOP shares committed to be released (1,440)	—	3	—	—	—	14	—	17
Balance at March 31, 2008	$36	$9,780	$(1,261)	$19,092	$(133)	$(754)	$257	$27,017

See accompanying notes to unaudited consolidated financial statements.

MUTUAL FEDERAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities
Net income (loss)	$(210)	$15
Adjustments to reconcile net income (loss) to net cash from operating activities
Provision for loan losses	195	40
Depreciation	11	13
Net amortization of securities	2	5
Dividends reinvested on securities	—	(27)
Changes in fair value of trading securities	50	8
ESOP expense	16	17
MRP expense	39	38
Option expense	27	26
(Increase) decrease in accrued interest receivable and other assets	(15)	(242)
Increase (decrease) in accrued interest payable and other liabilities	(467)	(142)
Net cash used in operating activities	(352)	(249)
Cash flows from investing activities
Activity in securities available-for-sale:
Proceeds from maturities, calls, and principal repayments	407	949
Proceeds from redemption of mutual funds	750	—
Loan originations and payments, net	1,304	740
Additions to premises and equipment	(115)	(2)
Net cash provided by investing activities	2,346	1,687
Cash flows from financing activities
Net increase (decrease) in deposits	1,096	40
Net decrease in advance payments by borrowers for taxes and insurance	(252)	(91)
Advances from the Federal Home Loan Bank	—	2,000
Repayment of advances from the Federal Home Loan Bank	—	(2,000)
Dividends paid	(51)	—
Treasury stock purchases	(588)	—
Net cash provided by financing activities	205	(51)
Net increase in cash and cash equivalents	2,199	1,387
Cash and cash equivalents at beginning of period	3,454	2,264
Cash and cash equivalents at end of period	$5,653	$3,651

See accompanying notes to unaudited consolidated financial statements.

Supplemental disclosure of cash flow information
Adoption of fair value option
Securities transferred from available-for-sale to trading	$—	$2,423
Transfers to real estate owned	925	—
Cash paid during the year for:
Interest	$237	$346
Income taxes	—	106

See accompanying notes to unaudited consolidated financial statements.

MUTUAL FEDERAL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with instructions to Form 10-Q (as applicable to smaller reporting companies) and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments consisting of normal recurring accruals necessary for a fair presentation have been included.  The results of operations and other data for the three months ended March 31, 2009, are not necessarily indicative of results that may be expected for the entire fiscal year ended December 31, 2009.

The consolidated financial statements include Mutual Federal Bancorp, Inc. (the “Company”), and its wholly owned subsidiary Mutual Federal Savings and Loan Association of Chicago and its wholly owned subsidiaries, EMEFES Service Corporation and 2212 Holdings, LLC, together referred to as “the Bank.”  Intercompany transactions and balances are eliminated in consolidation.  As of March 31, 2009, Mutual Federal Bancorp, MHC (the “MHC”) was the majority (76%) stockholder of the Company.  The MHC is owned by the depositors of the Bank.  The financial statements included in this Form 10-Q do not include the transactions and balances of the MHC.  EMEFES Service Corporation is an insurance agency that sells insurance products to the Bank’s customers.  The insurance products are underwritten and provided by a third party.  2212 Holdings, LLC was established in 2008 to hold and manage real estate acquired through foreclosure.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets and of tangible capital to average assets.  As of March 31, 2009, the Bank met the capital adequacy requirements to which it is subject.  The Bank’s tangible capital ratio at March 31, 2009 was 31.81%.  The Tier 1 capital ratio was 31.81%, the Tier 1 risk-based capital ratio was 52.10%, and the total risk-based capital ratio was 53.32%.

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

MUTUAL FEDERAL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Commitments

At March 31, 2009, the Bank had outstanding commitments to make loans of $95,000.  At December 31, 2008, the Bank had no outstanding commitments to make loans.

Note 4 –  Recently Issued and Not Yet Effective Accounting Standards

In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities.  The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.  If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.    Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company plans to adopt this FSP in the second quarter, however, does not expect the adoption to have a material effect on the results of operations or financial position.

In April 2009, the FASB issued Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants.  The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity.   In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value.  The FSP also requires increased disclosures.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  Early adoption is permitted for periods ending after March 15, 2009.  The Company plans to adopt this FSP in the second quarter, however, does not expect the adoption to have a material effect on the results of operations or financial position.

In April 2009, the FASB issued Staff Position (FSP) No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements.  This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company plans to adopt this FSP in the second quarter.

MUTUAL FEDERAL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Fair Value

Fair Value Option

The Company has elected the fair value option for various mutual funds in order to make them more readily available for liquidity management.  The mutual funds are the only assets being designated as trading assets.  The Company’s investments in Federal Home Loan Mortgage Corporation preferred stock, and all debt securities, will continue to be held as available for sale, carried at fair value with unrealized gains and losses recorded through accumulated other comprehensive income.  Unrealized losses on securities held as available for sale that management considers other-than-temporary are recognized through income as write downs of the cost basis of the securities.

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

The Company determines the fair values of trading securities and securities available for sale by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).  The Company determines the fair values of impaired loans and other real estate owned by obtaining current appraisals of the collateral real estate properties (Level 2 inputs) or adjusting estimated fair values of appraisals using management judgment (Level 3 inputs).

Assets Measured on a Recurring Basis:

		Fair Value Measurements at March 31, 2009 Using
(Dollar amounts in thousands)	March 31, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Trading securities	$1,300	$1,300	$—	$—
Securities available-for-sale	10,434	7	10,427	—
	$11,734	$1,307	$10,427	$—

MUTUAL FEDERAL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Fair Value (continued)

		Fair Value Measurements at December 31, 2008 Using
(Dollar amounts in thousands)	December 31, 2008	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Trading securities	$2,100	$2,100	$—	$—
Securities available-for-sale	10,812	7	10,805	—
	$12,912	$2,107	$10,805	$—

Dividend income earned on trading securities was reinvested and used to purchase additional shares through May 31, 2008.  The Company discontinued reinvesting dividends in these securities as of June 1, 2008.  Changes in share price are recorded through the income statement as changes in fair value of trading securities.  During the three months ended March 31, 2009, the Company recognized an unrealized loss of $50,000 on changes in fair value of trading securities.  Restrictions on redemption of these securities have been imposed by the manager of these funds, limiting cash redemptions to $250,000 per fund (there are three funds) per quarter.  The Company requested the maximum redemption for all three funds during the three months ended March 31, 2009, realizing proceeds of $750,000 and an aggregate loss of $174,000.  The realized loss on sold securities has previously been recorded in the statement of income within changes in fair value of trading securities.  The Company has not decided whether or not to continue redemptions in following quarters.

Assets Measured on a Non-Recurring Basis:

		Fair Value Measurements at March 31, 2009 Using
(Dollar amounts in thousands)	March 31, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Impaired loans	$1,499	$—	$—	$1,499
Real estate owned	1,160	—	—	1,160
	$2,659	$—	$—	$2,659

		Fair Value Measurements at December 31, 2008 Using
(Dollar amounts in thousands)	December 31, 2008	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Impaired loans	$1,756	$—	$—	$1,756
Real estate owned	235	—	—	235
	$1,991	$—	$—	$1,991

At March 31, 2009, impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had valuation allowances of $231,000 and a net carrying amount of $1.5 million.  For the quarters ended March 31, 2009 and 2008, additional provisions for loan loss of $120,000 and $0 were recorded on impaired loans.  At December 31, 2008, impaired loans had valuation allowances of $850,000 and a net carrying amount of $1.8 million.

MUTUAL FEDERAL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Fair Value (continued)

Real estate owned, acquired through foreclosure, is measured for impairment using the fair value of the collateral, less estimated costs to sell.  There were no loss provisions for real estate acquired through foreclosure for the quarters ended March 31, 2009 and 2008.

Note 6 – Earnings Per Share

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  Both basic and fully diluted weighted average shares outstanding for the three months ended March 31, 2009 and 2008, are 3,298,415 and 3,452,408, respectively.  During the three months ended March 31, 2009 and 2008, the average fair value of the Company’s common stock was less than the exercise price, and the stock option awards had no dilutive effect on earnings per share.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1—Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). This FASB Staff Position (FSP) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method of FASB Statement No. 128, Earnings Per Share.  FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This FSP was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Adoption of this FSP did not impact the Company's EPS calculation as the Company's EPS calculation has always considered stock grant awards under its Management Recognition Plan (MRP) that remain subject to vesting to be outstanding stock due to their dividend and voting rights.

The factors used in the earnings per share computation for the three months ended March 31, 2009 and 2008, follow:

(Dollar amounts in thousands, except per share amounts)	2009	2008
Basic
Net income (loss)	$(210)	$15
Weighted average common shares outstanding	3,368,780	3,528,508
Less: Average unallocated ESOP shares	(70,365)	(76,100)
Average shares	3,298,415	3,452,408
Basic earnings (loss) per common share	$(0.06)	$0.00

Diluted
Net income (loss)	$(210)	$15
Weighted average common shares outstanding for basic earnings per common share	3,298,415	3,452,408
Add: Dilutive effects of assumed exercises of stock options	—	—
Average shares and dilutive potential common shares	3,298,415	3,452,408
Diluted earnings (loss) per common share	$(0.06)	$0.00

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition and results of operations.  You should read the information in this section in conjunction with our audited consolidated financial statements for the years ended December 31, 2008 and 2007, which are included in Form 10-K filed with the Securities and Exchange Commission on March 27, 2009.

Forward-Looking Information

This report contains forward-looking statements, which can be identified by the use of such words as estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions.  These forward-looking statements include statements of our goals, intentions and expectations; statements regarding our business plans and prospects and growth and operating strategies; statements regarding the asset quality of our loan and investment portfolios; and estimates of our risks and future costs and benefits.  These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events:

•	general economic conditions, either nationally or in our market area, continue to deteriorate or become worse than expected;

•	adverse changes or continued volatility and disruption in the securities and credit markets;

•	deterioration in asset quality due to adverse changes in the residential real estate market;

•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments, which can decrease our earnings;

•	any need to increase our allowance for loan losses;

•	charges related to asset impairments;

•	adverse developments in our loan or investment portfolios;

•	significantly increased competition among depository and other financial institutions;

•	our ability to enter new markets successfully and take advantage of growth opportunities;

•	our ability to successfully implement our business plan;

•	legislative or regulatory changes that adversely affect our business;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board and the PCAOB; and

•	changes in our organization, compensation and benefit plans.

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

Throughout 2008 and continuing into 2009, there have been severe disruptions in the mortgage, credit and housing markets, both locally and nationally.  These disruptions have had a significant negative impact on real estate and related industries, which has led to decreases in commercial and residential real estate sales, construction and property values.  These disruptions have had a significant negative impact on the Bank’s loan portfolio, resulting in a reduction in demand for new loans, with a consequential effect in the size of our loan portfolio, and an increase in the number of non-performing loans.  At March 31, 2009 and December 31, 2008, non-performing loans represented 3.47% and 5.59% of gross loans, respectively, which is significantly in excess of the historical experience of the Bank.  We also recorded net loan charge-offs of $727,000 on foreclosed mortgages during the first quarter of 2009 compared to no charge-offs for the first quarter of 2008.  Accordingly, the decreased demand for new residential mortgage loans and the significant increase in non-performing loans, including increased fees and expenses related to foreclosed property, continues to have a material adverse impact on our financial condition and results of operations, including a contraction in net interest margin and the need to increase the provision for loan losses.  Should the housing market and economic conditions in the Chicago-area stagnate or continue to deteriorate, it may continue to have a negative effect on the Company’s business and results of operations.

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

Comparison of Financial Condition at March 31, 2009 and December 31, 2008

Our total assets decreased $360,000, or 0.5%, to $70.8 million at March 31, 2009, from $71.2 million at December 31, 2008.  Loans receivable decreased $2.4 million, or 4.7%, to $49.0 million at March 31, 2009, from $51.5 million at December 31, 2008.  There were $925,000 in transfers of one-to-four family properties to real estate owned, acquired through foreclosure, and $587,000 in net repayments on one-to-four family residential mortgages during the three months ended March 31, 2009.  There were net repayments of $704,000 on multi-family residential mortgages during this same period.  The allowance for loan losses decreased $532,000, to $755,000 at March 31, 2009, from $1.3 million at December 31, 2008, following net charge-offs of $727,000 on foreclosed one-to-four family residential mortgages and a provision for loan losses of $195,000 for the quarter.

Total deposits increased $1.1 million, or 2.9%, to $39.6 million at March 31, 2009, from $38.5 million at December 31, 2008.  Stockholders’ equity decreased $666,000,or 2.7%, to $24.0 million at March 31, 2009, from $24.8 million at December 31, 2008.  The decrease reflects a net loss of $210,000 for the quarter, treasury stock purchases of $588,000, dividends paid of $51,000, a $19,000 increase in accumulated other comprehensive income from net unrealized gains on securities available-for-sale, an $83,000 increase from recognition of stock benefits earned under the Company’s Employee Stock Ownership Plan, Management Recognition and Retention Plan, and Stock Option Plan, and a $7,000 reclassification due to the commitment for release and change in fair value of common stock in the ESOP subject to the contingent repurchase obligation of ESOP shares.

Comparison of Operating Results for the Three Months Ended March 31, 2009 and 2008

General.  Net income decreased $225,000, to a net loss of $210,000 for the three months ended March 31, 2009, from net income of $15,000 for the three months ended March 31, 2008.  Net interest income decreased $26,000, or 3.8%,to $667,000 for the three months ended March 31, 2009, from $693,000 for the three months ended March 31, 2008.  The provision for losses on loans increased, to $195,000 for the three months ended March 31, 2009, from $40,000 in the first quarter of 2008.

Changes in the fair value of trading securities resulted in losses of $50,000 for the three months ended March 31, 2009, compared to losses of $8,000 for the three months ended March 31, 2008.

Compensation and benefits increased $13,000, or 3.5%, to $386,000 for the three months ended March 31, 2009, from $373,000 for the three months ended March 31, 2008, primarily due to salary increases in the normal course of business.  Professional fees increased $53,000, or 45.3%, to $170,000 for the three months ended March 31, 2009, from $117,000 for the three months ended March 31, 2008, primarily due to a $48,000 increase in legal fees from loan foreclosures.  Miscellaneous expenses also increased $53,000, or 73.6%, to $125,000 for the quarter ended March 31, 2009, from $72,000 for the quarter ended March 31, 2008, primarily due to $43,000 in real estate taxes on foreclosed real estate owned.

The annualized return on average assets was (1.18)% for the three months ended March 31, 2009, compared to 0.08% for the same period last year, and the annualized return on equity was (3.45)% and 0.22%, respectively, for these two periods.

Interest Income.  Interest and dividend income decreased $102,000, or 9.9%, to $925,000 for the three months ended March 31, 2009, compared to $1.0 million for the three months ended March 31, 2008. The decrease resulted from the $4.0 million, or 5.7%, decrease in the average balance of interest-earning assets, to $66.9 million in the first quarter of 2009, compared to $70.9 million in the first quarter of 2008, and to a decrease of 26 basis points in the average yield on interest earning assets, to 5.53% in 2009, from 5.79% in 2008.  In addition, it is the Company’s policy to reserve all accrued interest on loans 90 days or more delinquent, which resulted in a $54,000 reduction in interest income on loans during the first quarter of 2009, compared to a $36,000 decrease during the first quarter of 2008.

Interest income and fees from loans receivable decreased $37,000, or 4.5%, to $786,000 for the three months ended March 31, 2009, from $823,000 for the three months ended March 31, 2008.  The primary reasons for the decrease were the increase in the reserve for uncollected interest and the $1.9 million, or 3.6%, decrease in the average balance of loans receivable, to $50.6 million in the first quarter of 2009, compared to $52.5 million in the first quarter of 2008.  The average yield on loans receivable decreased 6 basis points, to 6.21% in 2009, from 6.27% in 2008.

Interest and dividend income from securities, FHLB stock, and interest-earning deposits decreased $65,000, or 31.9%, to $139,000 for the three months ended March 31, 2009, from $204,000 for the three months ended March 31, 2008.  The primary reasons for the decrease were the decrease in average balances of securities, FHLB stock, and interest-earning deposits of $2.1 million, or 11.7%, to $16.3 million in 2009, from $18.4 million in 2008, and a 101 basis point decrease in average yield to 3.42% in 2009, from 4.43% in 2008.  In addition, the FHLB of Chicago suspended its dividend in 2007, and the Federal Home Loan Mortgage Corporation suspended dividends on its common and preferred stock in 2008.  The Company cannot predict when or if either entity will resume dividend payments.  During the quarter ended March 31, 2008, dividends from FHLMC amounted to $9,000.  The Company still owns 10,000 shares of FHLMC preferred stock with an adjusted carrying balance of $7,000.

Interest Expense.  Interest expense on deposits decreased $68,000, or 25.0%, to $204,000 for the three months ended March 31, 2009, from $272,000 for the three months ended March 31, 2008.  The decrease in interest expense was due primarily to a 67 basis point decrease in the average rate paid on deposits, to 2.10% for the quarter ended March 31, 2009, from 2.77% for the quarter ended March 31, 2008.  Interest expense on certificates of deposit decreased $68,000, or 31.63%, to $147,000 in 2009, from $215,000 in 2008, primarily due to a 125 basis point decrease in the average rate paid, to 2.92% in 2009, from 4.17% in 2008.

Interest expense on FHLB advances decreased $8,000, to $54,000 for the three months ended March 31, 2009, compared to $62,000 for the three months ended March 31, 2008.  The average balance of FHLB advances increased $385,000, to $6.0 million for the first quarter of 2009, from $5.6 million for the first quarter of 2008. The rate paid on advances decreased 82 basis points, to 3.60% in 2009, from 4.42% in 2008.  The overall average cost of funds decreased 68 basis points, to 2.30% in 2009, from 2.98% in 2008.

Net Interest Income.  Net interest income decreased $26,000, or 3.8%, to $667,000 for the three months ended March 31, 2009, from $693,000 for the same quarter last year.  Our net interest margin increased 8 basis points, to 3.99% in 2009, from 3.91% in 2008.  The average yield on interest-earning assets decreased 26 basis points, to 5.53% in 2009, from 5.79% in 2008, and the average balance of interest-earning assets decreased $4.0 million, or 5.7%, from the comparable prior-year period.  Both decreases contributed to interest income decreasing by $102,000.  The average rate paid on interest-

bearing liabilities decreased, to 2.30% in 2009, from 2.98% in 2008, and the average balance of interest-bearing liabilities increased $80,000, with interest expense decreasing by $76,000.  The interest rate spread between interest-earning assets and interest-bearing liabilities increased 42 basis points, to 3.23% in 2009, from 2.81% in 2008.

Provision for Loan Losses.  During the three months ended March 31, 2009, management made an additional $195,000 provision for losses on loans, based on its quarterly evaluation of the level of the allowance necessary to absorb probable incurred loan losses at March 31, 2009.  Management considers changes in delinquencies, changes in the composition and volume of loans, historical loan loss experience, general economic and real estate market conditions, as well as peer group data, when determining the level on the allowance for loan losses.

During the three months ended March 31, 2009, non-performing (non-accrual) loans decreased to $1.7 million, from $3.0 million at December 31, 2008.  Loans delinquent 60-89 days were $2.2 million at March 31, 2009, approximately the same as they were at December 31, 2008.  Loans receivable decreased $2.4 million, or 4.7%, to $49.0 million at March 31, 2009, from $51.5 million at December 31, 2008.

There were $925,000 in transfers of one-to-four family properties to real estate owned, acquired through foreclosure, during the first quarter of 2009.  The allowance for loan losses decreased $532,000, to $755,000 at March 31, 2009, from $1.3 million at December 31, 2008, following net charge-offs of $727,000 on foreclosed one-to-four family residential mortgages and a provision of $195,000 for the quarter.  There were no loan charge-offs during the first quarter of 2008.  Impaired loans, which are measured for impairment using the fair value of the collateral for collateral-dependent loans, had a carrying amount of $2.1 million, with specific valuation allowances of $231,000 at March 31, 2009.

At March 31, 2009, the allowance for loan losses was $755,000, or 1.51% of gross loans receivable, compared to $1.3 million, or 2.43% of gross loans receivable at December 31, 2008.  At March 31, 2009, the allowance for loan losses was 43.6% of non-performing loans, compared to 43.6% at December 31, 2008.  In a similar evaluation of the allowance for loan losses at March 31, 2008, management determined that there was a need for a $40,000 provision for the three months then ended.

Non-interest Income.  Non-interest income decreased $43,000, to a loss of $40,000 for the three month period ended March 31, 2009, compared to income of $3,000 for the three months ended March 31, 2008.  The decrease was due to a $50,000 fair value loss adjustment to various mutual funds carried as trading securities and accounted for under FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, for the three months ended March 31, 2009, compared to an $8,000 loss adjustment for the three months ended March 31, 2008.

Non-interest Expense.  Non-interest expense increased $132,000, or 21.0%, to $760,000 for the three months ended March 31, 2009, from $628,000 for the same quarter last year.  Compensation and employee benefits increased $13,000, or 3.5%, to $386,000 in 2009, from $373,000 in 2008, primarily due to salary increases in the ordinary course of business.

Occupancy costs increased $5,000, or 12.5%, to $45,000 in 2009, from $40,000 in 2008, primarily due to building maintenance costs.  Data processing fees increased $8,000, or 30.8%, to $34,000 in 2009, from $26,000 in 2008, primarily due to new products and services being offered, including interest-bearing checking accounts and on-line banking.  Professional fees, including legal, accounting and consulting fees, increased $53,000, or 45.3%, to $170,000 in 2009, from $117,000 in 2008, primarily due to a $48,000 increase in legal fees from loan foreclosures.  Miscellaneous expenses increased $53,000, or 73.6%, to $125,000 for the first quarter of 2009, from $72,000 for the first quarter of 2008, primarily due to $43,000 in accrued real estate taxes on foreclosed real estate owned.

The Company’s ratio of non-interest expense to average assets increased to 4.28% in the first quarter of 2009, from 3.40% in 2008, and its efficiency ratio was 112.3% in 2009, compared to 89.2% in 2008.

Income Tax Expense.  The provision for income taxes decreased $131,000, to a benefit of $118,000 in 2009, from an expense of $13,000 in 2008, largely due to the $356,000 decrease in pre-tax income, to a loss of $328,000 in 2009, from income of $28,000 in 2008.  The effective tax rate for the quarter ended March 31, 2009, decreased to 36.0%, compared to 46.4% for this quarter last year.  The decrease in the effective rate was due primarily to nondeductible expenses associated with stock benefit plans.

Average Balance Sheet

The following table sets forth average balance sheets, average annualized yields and costs, and certain other information for the three months ended March 31, 2009 and 2008.  No tax-equivalent yield adjustments were made, as their effects were not material.  All average balances are based on an average of daily balances.  Non-accrual loans are included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.  The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Three Months Ended March 31,
	2009			2008
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
Interest-earning assets:
Loans	$50,634	$786	6.21%	$52,520	$823	6.27%
Securities available for sale	12,195	139	4.56	15,800	189	4.78
Interest-earning deposits	3,463	—	0.00	2,004	15	2.99
Federal Home Loan Bank Stock	610	—	0.00	610	—	0.00
Total interest-earning assets	66,902	$925	5.53%	70,934	$1,027	5.79%
Non-interest-earning assets	4,126			2,943
Total assets	$71,028			$73,877
Interest-Bearing Liabilities:(1)
Savings deposits	$18,788	$57	1.21%	$18,611	$57	1.23%
Certificates of deposit	20,126	147	2.92	20,608	215	4.17
Total interest-bearing deposits	38,914	204	2.10	39,219	272	2.77
Federal Home Loan Bank advances	6,000	54	3.60	5,615	62	4.42
Total interest-bearing liabilities	44,914	258	2.30%	44,834	334	2.98%
Non-interest-bearing liabilities	3,474			1,854
Total liabilities	48,388			46,688
Stockholders’ equity	22,640			27,189
Total liabilities and stockholders’ equity	$71,028			$73,877
Net interest income		$667			$693
Net interest rate spread(2)			3.23%			2.81%
Net interest-earning assets(3)	$21,988			$26,100
Net interest margin(4)			3.99%			3.91%
Ratio of interest-earning assets to interest- bearing liabilities			148.96%			158.21%
____________
(1)	Non-interest-bearing checking deposits are included in non-interest-bearing liabilities.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet our liquidity needs.  We adjust our liquidity levels to fund deposit outflows, to pay real estate taxes on mortgage loans, to repay our borrowings and to fund loan commitments.  We also adjust liquidity as appropriate to meet asset and liability management objectives.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At March 31, 2009, $5.7 million of our assets were invested in cash and cash equivalents.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts, and FHLB advances.  Our cash flows are derived from operating activities, investing activities and financing activities as reported in our consolidated statements of cash flows.

Our primary investing activities are the origination of loans and the purchase of investment securities.  During the three months ended March 31, 2009 and 2008, collected principal payments exceeded our originations by $1.3 million and $740,000, respectively.  We do not sell loans.  Cash received from principal repayments, calls and maturities of securities totaled $407,000 and $949,000 for the three months ended March 31, 2009 and 2008, respectively.  During the three months ended March 31, 2009, we sold shares in three mutual funds for proceeds of $750,000, incurring a realized loss of $174,000, in order to reduce our exposure to these securities.  We did not purchase any securities during the three months ended March 31, 2009 or 2008.

Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by us and by local competitors, and other factors.  There was a net increase in total deposits of $1.0 million for the three months ended March 31, 2009, and a net increase of $40,000 in 2008.  The increase in deposits during the first quarter was attributed primarily to re-intermediation from the securities markets.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provide an additional source of funds.  Our available borrowing limit through the Federal Home Loan Bank of Chicago at March 31, 2009, was $12.2 million (an additional $6.2 million).

 At March 31, 2009, we had outstanding commitments to make loans of $95,000.  At March 31, 2009, certificates of deposit scheduled to mature in less than one year totaled $18.5 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In the event we do not retain a significant portion of our maturing certificates of deposit, we will have to utilize other funding sources, such as Federal Home Loan Bank of Chicago advances, in order to maintain our level of assets.  Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents.  In addition, the cost of such deposits may be significantly higher if market interest rates are higher at the time of renewal.

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

We had outstanding commitments to make loans of $95,000 at March 31, 2009. We had no commitments to make loans at December 31, 2008.

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

The table below sets forth, as of December 31, 2008, the latest date available, the estimated changes in our NPV and our net interest income that would result from the designated instantaneous changes in the U.S. Treasury yield curve.  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Change In	NPV			Net Portfolio Value as a Percentage of Present Value of Assets
Interest Rates (Basis Points)	Estimated NPV	Amount of Change	Percentage Change	NPV Ratio	Change in Basis Points
		(dollars in thousands)
+300	$20,470	$(4,954)	-19%	29.72%	-436	bp
+200	22,330	(3,094)	-12	31.46	-262
+100	24,000	(1,423)	-6	32.92	-116
+50	24,727	(697)	-3	33.52	-56
Unchanged	25,423	—	—	34.08	—
-50	26,055	631	+2	34.57	+49
-100	26,630	1,207	+5	35.01	+93

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

Item 1A.  Risk Factors.

The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2008, descriptions of certain risks and uncertainties that could affect the Company’s business, operating results and financial condition (“Risk Factors”).  In addition to all the other information contained in the reports the Company files with the SEC, including in this Form 10-Q, investors should consider the risks described in the Risk Factors prior to making an investment decision with respect to the Company’s stock.  The risks described in our Risk Factors, however, are not the only risks facing the Company.  Additional risks and uncertainties not currently known to us or that we currently consider immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(1)
1/1/09–1/31/09	—	—	—	67,044
2/1/09–2/28/09	57,044	$8.89	57,044	10,000
3/1/09–3/31/09	10,000	$8.05	10,000	—
____________
(1)
On May 29, 2008 the Company announced that its Board of Directors had approved a stock repurchase program that authorized the purchase of up to 5%, or 175,500 shares, of the Company’s then outstanding shares of common stock, from time to time in open market or privately negotiated transactions.  The Company has repurchased all 175,500 shares and the current stock repurchase plan has ended.

Item 3.    Defaults Upon Senior Securities.

None

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders of the Company during the first quarter of 2009.

Item 5.    Other Information.

None

Item 6.    Exhibits.

The exhibits filed as part of this Form 10-Q are listed in the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2009	MUTUAL FEDERAL BANCORP, INC.

	By:	/s/Stephen M. Oksas
Stephen M. Oksas
President and Chief Executive Officer

Date: May 12, 2009
	By:	/s/John L. Garlanger
John L. Garlanger
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.