Form 10-Q
period 2009-06-30
Mutual Federal Bancorp, Inc.
filed 2009-08-13
CIK 1344802

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of August 1, 2009
Common Stock, $0.01 par value	3,334,273

MUTUAL FEDERAL BANCORP, INC.

FORM 10-Q

For the quarterly period ended June 30, 2009

i

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

MUTUAL FEDERAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)
(Dollar amounts in thousands except share data)

	June 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$8,046	$3,454
Trading securities	1,291	2,100
Securities available-for-sale	8,958	10,812
Loans, net of allowance for loan losses of $1,107 at June 30, 2009; $1,287 at December 31, 2008	46,261	51,464
Real estate owned	2,044	235
Federal Home Loan Bank stock, at cost	610	610
Premises and equipment, net	1,102	918
Accrued interest receivable	276	343
Other assets	1,295	1,272
Total assets	$69,883	$71,208
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Non-interest-bearing deposits	$262	$199
Interest-bearing deposits	39,471	38,293
Total deposits	39,733	38,492
Advance payments by borrowers for taxes and insurance	423	364
Advances from the Federal Home Loan Bank	5,000	6,000
Accrued interest payable and other liabilities	1,183	1,143
Common stock in ESOP subject to contingent repurchase obligation	140	138
Total liabilities	46,479	46,437
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized at June 30, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value, 12,000,000 shares authorized, 3,636,875 shares issued at June 30, 2009 and December 31, 2008	36	36
Additional paid-in capital	10,110	9,981
Treasury stock, at cost, 302,602 shares at June 30, 2009 and 235,558 at December 31, 2008	(3,146)	(2,558)
Retained earnings	17,052	18,015
Reclassification of ESOP shares	(140)	(138)
Unearned ESOP shares	(683)	(711)
Accumulated other comprehensive income	175	146
Total stockholders’ equity	23,404	24,771
Total liabilities and stockholders’ equity	$69,883	$71,208

See accompanying notes to unaudited consolidated financial statements.

MUTUAL FEDERAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollar amounts in thousands except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest and dividend income
Loans, including fees	$730	$810	$1,516	$1,633
Securities	118	173	257	362
Interest earning deposits	1	16	1	31
Federal Home Loan Bank stock dividends	—	—	—	—
Total interest and dividend income	849	999	1,774	2,026
Interest expense
Deposits	192	250	396	522
Advances from Federal Home Loan Bank	53	55	107	117
Total interest expense	245	305	503	639
Net interest income	604	694	1,271	1,387
Provision for loan losses	513	228	708	268
Net interest income after provision for loan losses	91	466	563	1,119

Non-interest income
Gain on sale of securities	—	152	—	152
Impairment charge on securities available-for-sale	—	(31)	—	(31)
Changes in fair value of trading securities	(10)	(139)	(60)	(147)
Other income	9	11	19	22
Total non-interest income	(1)	(7)	(41)	(4)
Non-interest expense
Compensation and benefits	380	374	766	747
Occupancy and equipment	42	46	87	86
Data processing	36	25	70	51
Professional fees	132	94	302	211
Real estate owned	150	—	194	—
Other expense	109	74	190	146
Total non-interest expense	849	613	1,609	1,241
Income (loss) before income taxes	(759)	(154)	(1,087)	(126)
Income tax (benefit) expense	(95)	(51)	(213)	(38)
Net income (loss)	$(664)	$(103)	$(874)	$(88)

Earnings (loss) per share (basic and diluted)	$(0.20)	$(0.03)	$(0.27)	$(0.03)

Total comprehensive income (loss)	$(654)	$(310)	$(845)	$(260)

See accompanying notes to unaudited consolidated financial statements.

MUTUAL FEDERAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(Dollar amounts in thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Amount Reclassified on ESOP Shares	Unearned ESOP Shares	Accumulated Other Comprehensive Income/(Loss)	Total
Balance at January 1, 2009	$36	$9,981	$(2,558)	$18,015	$(138)	$(711)	$146	$24,771
Comprehensive income:
Net loss	—	—	—	(874)	—	—	—	(874)
Change in net unrealized gain (loss) on securities available-for-sale, net of taxes and reclassification adjustments	—	—	—	—	—	—	29	29
Total comprehensive income (loss)								(845)
Treasury stock purchases at cost	—	—	(588)	—	—	—	—	(588)
Dividends paid	—	—	—	(99)	—	—	—	(99)
Income tax benefit of dividends on non-vested MRP shares	—	1	—	—	—	—	—	1
MRP shares earned.	—	78	—	—	—	—	—	78
Stock option shares earned	—	54	—	—	—	—	—	54
Adjustment to fair value of common stock in ESOP subject to contingent repurchase obligation of ESOP shares	—	—	—	—	(2)	—	—	(2)
ESOP shares committed to be released	—	(4)	—	10	—	28	—	34
Balance at June 30, 2009	$36	$10,110	$(3,146)	$17,052	$(140)	$(683)	$175	$23,404

See accompanying notes to unaudited consolidated financial statements.

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Amount Reclassified on ESOP Shares	Unearned ESOP Shares	Accumulated Other Comprehensive Income/(Loss)	Total
Balance at January 1, 2008	$36	$9,738	$(1,286)	$19,077	$(108)	$(768)	$222	$26,911
Comprehensive income:
Net loss	—	—	—	(88)	—	—	—	(88)
Change in net unrealized gain (loss) on securities available-for-sale, net of taxes and reclassification adjustments	—	—	—	—	—	—	(172)	(172)
Total comprehensive income (loss)								(260)
Dividends paid	—	—	—	(59)	—	—	—	(59)
Treasury stock purchases at cost	—	—	(664)	—	—	—	—	(664)
MRP share grants, 2,138 shares at cost	—	(25)	25	—	—	—	—	—
MRP shares earned	—	78	—	3	—	—	—	81
Stock option shares earned	—	53	—	—	—	—	—	53
Adjustment to fair value of common stock in ESOP subject to contingent repurchase obligation of ESOP shares	—	—	—	—	(36)	—	—	(36)
ESOP shares committed to be released	—	4	—	4	—	29	—	37
Balance at June 30, 2008	$36	$9,848	$(1,925)	$18,937	$(144)	$(739)	$50	$26,063

See accompanying notes to unaudited consolidated financial statements.

MUTUAL FEDERAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities
Net income (loss)	$(874)	$(88)
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	708	268
Provision for loss on real estate owned	116	—
Depreciation	24	26
Net amortization of securities	3	8
Dividends reinvested on securities	—	(45)
Gain on sale of securities	—	(152)
Impairment charge on securities available-for-sale	—	31
Changes in fair value of trading securities	59	147
ESOP expense	32	37
MRP expense	79	81
Option expense	54	53
Increase in accrued interest receivable and other assets	43	(283)
Increase (decrease) in accrued interest payable and other liabilities	(276)	24
Net cash provided by (used in) operating activities	(32)	107
Cash flows from investing activities
Activity in securities available-for-sale:
Proceeds from maturities, calls, and principal repayments	1,898	2,503
Proceeds from sales	750	160
Purchases	—	(641)
Loan originations and payments, net	2,570	(639)
Additions to premises and equipment	(208)	(8)
Net cash provided by investing activities	5,010	1,375
Cash flows from financing activities
Net increase in deposits	1,241	171
Net increase in advance payments by borrowers for taxes and insurance	60	121
Advances from the Federal Home Loan Bank	—	4,000
Repayment of advances from the Federal Home Loan Bank	(1,000)	(2,000)
Dividends paid	(99)	(59)
Purchases of treasury stock	(588)	(664)
Net cash provided by (used in) financing activities	(386)	1,569
Net increase in cash and cash equivalents	4,592	3,051
Cash and cash equivalents at beginning of period	3,454	2,264

See accompanying notes to unaudited consolidated financial statements.

	Six Months Ended June 30,
	2009	2008
Cash and cash equivalents at end of period	$8,046	$5,315
Supplemental disclosure of cash flow information
Adoption of fair value option
Securities transferred from available-for-sale to trading	—	$2,423
Loans transferred to real estate owned	$1,925	—
Cash paid during the year for:
Interest	$502	$659
Income taxes	—	191

See accompanying notes to unaudited consolidated financial statements.

MUTUAL FEDERAL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with instructions to Form 10-Q (as applicable to smaller reporting companies) and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments consisting of normal recurring accruals necessary for a fair presentation have been included.  The results of operations and other data for the three months and the six months ended June 30, 2009, are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2009.

The consolidated financial statements include Mutual Federal Bancorp, Inc. (the “Company”), and its wholly owned subsidiary, Mutual Federal Savings and Loan Association of Chicago and its wholly owned subsidiaries, EMEFES Service Corporation and 2212 Holdings, LLC, together referred to as “the Bank.”  Intercompany transactions and balances are eliminated in consolidation.  As of June 30, 2009, Mutual Federal Bancorp, MHC (the “MHC”) was the majority (76%) stockholder of the Company.  The MHC is owned by the depositors of the Bank.  The financial statements included in this Form 10-Q do not include the transactions and balances of the MHC.  EMEFES Service Corporation is an insurance agency that sells insurance products to the Bank’s customers.  The insurance products are underwritten and provided by a third party.  2212 Holdings, LLC was established in 2008 to hold and manage real estate acquired through foreclosure.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets and of tangible capital to average assets.  As of June 30, 2009, the Bank met the capital adequacy requirements to which it is subject.  The Bank’s tangible capital ratio at June 30, 2009 was 27.96%.  The Tier 1 capital ratio was 27.96%, the Tier 1 risk-based capital ratio was 46.02%, and the total risk-based capital ratio was 47.27%.

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

MUTUAL FEDERAL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3 – Commitments

The Bank had no outstanding commitments to make loans at June 30, 2009 or December 31, 2008.

Note 4 –  Recently Issued Accounting Standards

Effective April 1, 2009, the Company adopted FASB Staff Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities.  The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.  If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.    Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities.  The adoption had no material effect on the results of operations or financial position.

Effective April 1, 2009, the Company adopted FASB Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants.  The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity.   In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value.  The FSP also requires increased disclosures.  The adoption had no material effect on the results of operations or financial position.

Effective April 1, 2009, the Company adopted FASB Staff Position (FSP) No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements.  Since the FSP affects only disclosures, it did not impact the Company’s results of operations or financial position upon adoption.

      In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  SFAS 165 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii)  the disclosures an entity should make about events or transactions that occurred after the balance sheet date.  SFAS 165 became effective for periods ending after June 15, 2009.  SFAS 165 did not have a material impact on the Company’s financial statements.  Subsequent events for the quarter ended June 30, 2009 were evaluated through August 13, 2009, the date of this filing.

MUTUAL FEDERAL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 4 –  Recently Issued Accounting Standards (continued)

Newly Issued But Not Yet Effective Accounting Standards

On July 1, 2009, the FASB’s GAAP Codification became effective as the sole authoritative source of US GAAP.  This codification reorganizes current GAAP for non-governmental entities into a topical index to facilitate accounting research and to provide users additional assurance that they have referenced all related literature pertaining to a given topic.  Existing GAAP prior to the Codification was not altered in compilation of the GAAP Codification.  The GAAP Codification encompasses all FASB Statements of Financial Accounting Standards (SFAS), Emerging Issues Task Force (EITF) statements, FASB Staff Positions (FSP), FASB Interpretations (FIN), FASB Derivative Implementation Guides (DIG), American Institute of Certified Public Accountants (AICPA) Statement of Positions (SOPS), Accounting Principals Board (APB) Opinions and Accounting Research Bulletins (ARBs) along with the remaining body of GAAP effective as of June 30, 2009.  Financial Statements issued for all interim and annual periods ending after September 15, 2009 will need to reference accounting guidance embodied in the Codification as opposed to referencing the previously authoritative pronouncements.  Accounting literature included in the codification is referenced by Topic, Subtopic, Section and paragraph.

In June 2009, the FASB issued SFAS No. 166, Accounting for the Transfer of Financial Assets and Amendment of FASB Statement No. 140 Instruments (“SFAS 166”).  Under FASB’s Codification at ASC 105-10-65-1-d, SFAS 166 will remain authoritative until integrated into the FASB Codification.  SFAS 166 removes the concept of a special purpose entity (SPE) from Statement 140 and removes the exception of applying FASB Interpretation 46, Variable Interest Entities, to Variable Interest Entities that are SPEs.  It limits the circumstances in which a transferor derecognizes a financial asset.  SFAS 166 amends the requirements for the transfer of a financial asset to meet the requirements for “sale” accounting.  The statement is effective for all interim and annual periods beginning after November 15, 2009.  The Company does not expect the adoption to have a material impact on the Company’s financial condition, results of operations or cash flows.

In June 2009 the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”).  Under FASB’s Codification at ASC 105-10-65-1-d, SFAS 167 will remain authoritative until integrated into the FASB Codification.  SFAS 167 amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest give it a controlling financial interest in the variable interest entity.  SFAS 167 is effective for all interim and annual periods beginning after November 15, 2009.  The Company does not expect the adoption to have a material impact on the Company’s financial condition, results of operations or cash flows.

MUTUAL FEDERAL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 5 – Fair Value

Fair Value Option

The Company has elected the fair value option for various mutual funds in order to make them more readily available for liquidity management.  The mutual funds are the only assets being designated as trading assets.  The Company’s investments in Federal Home Loan Mortgage Corporation preferred stock, and all debt securities, will continue to be held as available for sale, carried at fair value with unrealized gains and losses recorded through accumulated other comprehensive income.  Unrealized losses on securities held as available for sale that management considers other-than-temporary are recognized through income as write downs of the cost basis of securities.

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

MUTUAL FEDERAL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 5 – Fair Value (continued)

		Fair Value Measurements Using
Assets Measured on a Recurring Basis		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollar amounts in thousands)
At June 30, 2009		Level 1	Level 2	Level 3
Trading securities	$1,291	$1,291	$—	$—

Securities available-for-sale
U.S. agency and government-sponsored entity bonds	$3,137	$—	$3,137	$—
GNMA certificates	713	—	713	—
FNMA certificates	2,436	—	2,436	—
FHLMC certificates	2,290	—	2,290	—
Collateralized mortgage obligations	374	—	374	—
FHLMC preferred stock	7	7	—	—
Total available-for-sale	$8,958	$7	$8,951	$—
	$10,249	$1,298	$8,951	$—
At December 31, 2008
Trading securities	$2,100	$2,100	$—	$—

Securities available-for-sale
U.S. agency and government-sponsored entity bonds	$4,195	$—	$4,195	$—
GNMA certificates	754	—	754	—
FNMA certificates	2,820	—	2,820	—
FHLMC certificates	2,655	—	2,655	—
Collateralized mortgage obligations	381	—	381	—
FHLMC preferred stock	7	7	—	—
Total available-for-sale	$10,812	$7	$10,805	$—
	$12,912	$2,107	$10,805	$—

Dividend income earned on trading securities was reinvested and used to purchase additional shares through May 31, 2008.  The Company discontinued reinvesting dividends in these securities as of June 1, 2008.  Changes in share price are recorded through the income statement as changes in fair value of trading securities.  During the six months ended June 30, 2009, the Company recognized an unrealized loss of $60,000 on changes in fair value of trading securities.  Restrictions on redemption of these securities have been imposed by the manager of these funds, limiting cash redemptions to $250,000 per fund (there are three funds) per quarter.  The Company requested redemptions for all three funds during the six months ended June 30, 2009, realizing proceeds of $750,000 and an aggregate loss of $174,000.  The realized loss on sold securities has previously been recorded in the statement of income within changes in fair value of trading securities.  The Company has not decided whether or not to continue redemptions in following quarters.

MUTUAL FEDERAL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 5 – Fair Value (continued)

		Fair Value Measurements Using
Assets Measured on a Non-Recurring Basis		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollar amounts in thousands)
At June 30, 2009		Level 1	Level 2	Level 3
Impaired loans	$1,028	$—	$—	$1,028
Real estate owned	2,044	—	—	2,044
	$3,072	$—	$—	$3,072

At December 31, 2008
Impaired loans	$1,756	$—	$—	$1,756
Real estate owned	235	—	—	235
	$1,991	$—	$—	$1,991

At June 30, 2009, impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had valuation allowances of $425,000 and a net carrying amount of $1.0 million.  For the six months ended June 30, 2009 and 2008, additional provisions for loan loss of $339,000 and $221,000 were recorded on impaired loans.  At December 31, 2008, impaired loans had valuation allowances of $850,000 and a net carrying amount of $1.8 million.

Real estate owned, acquired through foreclosure or by deed in lieu of foreclosure, is measured for impairment using the fair value of the collateral, less estimated costs to sell.  During the six months ended June 30, 2009, additional loss provisions of $116,000 were recorded on real estate owned.

Note 6 – Fair Values of Financial Instruments

Carrying amount and estimated fair values of financial instruments were as follows:

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(dollar amounts in thousands)
Financial assets:
Cash and cash equivalents	$8,046	$8,046	$3,454	$3,454
Trading securities	1,291	1,291	2,100	2,100
Securities available-for-sale	8,958	8,958	10,812	10,812
Loans, net	46,261	46,910	51,464	52,141
Federal Home Loan Bank stock	610	N/A	610	N/A
Accrued interest receivable	276	276	343	343

Financial liabilities:
Deposits	39,733	39,851	38,492	38,638
Advances from Federal Home Loan Bank	5,000	5,118	6,000	6,142
Advance payments by borrowers for taxes and insurance	423	423	364	364
Accrued interest payable	73	73	72	72

MUTUAL FEDERAL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 6 – Fair Values of Financial Instruments (continued)

The methods and assumptions used to estimate fair value are described as follows.

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, advance payments by borrowers for taxes and insurance, demand deposits, and variable-rate loans, deposits and advances that reprice frequently and fully.  Security fair values are based on market prices or dealer quotes and, if no such information is available, on the rate and term of the security and information about the issuer.  It is not practical to determine the fair market value of FHLB stock due to restrictions placed on its transferability.  For fixed-rate loans or deposits and for variable-rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk.  The fair value of off-balance-sheet items is not material.

Note 7 – Securities

Trading Securities:

Upon adoption of SFAS 159 on January 1, 2008, the Company reclassified mutual funds from available-for-sale to trading securities.  For the six months ended June 30, 2009, the Company recorded changes in fair value of trading securities of $60,000 as a charge against income.  The Company requested redemptions from these mutual funds during the six months ended June 30, 2009, realizing proceeds of $750,000 and an aggregate loss of $174,000.  As an equity security, the mutual funds do not have a designated maturity date.

Securities available-for-sale:

The amortized cost and fair value of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(dollar amounts in thousands)
June 30, 2009
U.S. agency and government-sponsored entity bonds	$3,000	$137	$—	$3,137
GNMA certificates	710	3	—	713
FNMA certificates	2,368	69	(1)	2,436
FHLMC certificates	2,217	73	—	2,290
Collateralized mortgage obligations	370	4	—	374
FHLMC preferred stock	7	—	—	7
Total available-for-sale	$8,672	$286	$(1)	$8,958

December 31, 2008
U.S. agency and government-sponsored entity bonds	$3,998	$197	$—	$4,195
GNMA certificates	791	3	(40)	754
FNMA certificates	2,763	61	(4)	2,820
FHLMC certificates	2,607	55	(7)	2,655
Collateralized mortgage obligations	408	—	(27)	381
FHLMC preferred stock	7	—	—	7
Total available-for-sale	$10,574	$316	$(78)	$10,812

MUTUAL FEDERAL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 7 – Securities (continued)

At June 30, 2009 and December 31, 2008, there were no holdings of securities of any one issuer, other than U.S. agency and U.S. government-sponsored entities, in an amount greater than 10% of equity.

There were no securities pledged at June 30, 2009 or December 31, 2008.

There were no investment securities sales in the six months ended June 30, 2009.  The Company sold 8,000 shares of FHLMC common stock for $160,000 resulting in a gain of $152,000 for the year ended December 31, 2008.

The amortized cost and fair values of debt securities available-for-sale at June 30, 2009 by contractual maturity were as follows:

	Amortized Cost	Fair Value
(dollar amounts in thousands)
Due in one year or less	$500	$504
Due from one to five years	2,500	2,633
Due from five to ten years	—	—
CMO’s and mortgage backed securities	5,665	5,813
Total	$8,665	$8,951

Securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	June 30, 2009
	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
(dollar amounts in thousands)
FNMA certificates	$198	$(1)	$—	$—	$198	$(1)
Total temporarily impaired	$198	$(1)	$—	$—	$198	$(1)

	December 31, 2008
	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
(dollar amounts in thousands)
GNMA certificates	$108	$(1)	$570	$(39)	$678	$(40)
FNMA certificates	256	(3)	239	(1)	495	(4)
FHLMC certificates	—	—	144	(7)	144	(7)
Collateralized mortgage obligations	—	—	378	(27)	378	(27)
Total temporarily impaired	$364	$(4)	$1,331	$(74)	$1,695	$(78)

MUTUAL FEDERAL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 7 – Securities (continued)

At June 30, 2009, there was one debt security with an unrealized loss that has depreciated 0.5% from the Company’s amortized cost basis.  At December 31, 2008, there were 15 debt securities with unrealized losses that have depreciated 4.4% from the Company’s amortized cost basis.  These unrealized losses related principally to current interest rates for similar types of securities.  In analyzing the Company's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and what the results are of reviews of the Company’s financial condition.  The fair value is expected to recover as securities approach their maturity date.  The Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities prior to recovery.

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

The Company owns 10,000 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) 5.79% non-cumulative preferred stock with an original cost basis of $500,000.  As previously disclosed, for the year ended December 31, 2008, the Company has recognized $394,000 in pre-tax charges for an other-than-temporary decline in fair value, because it was unable to forecast a recovery in the fair value of this security in the foreseeable future.  The Company also recognized $98,000 in pre-tax charges for the same reason during 2007.

Note 8 – Earnings Per Share

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  Both basic and fully diluted weighted average shares outstanding for the three months and the six months ended June 30, 2009, are 3,265,302 and 3,281,767, respectively.  Both basic and fully diluted weighted average shares outstanding for the three months and the six months ended June 30, 2008, are 3,436,879 and 3,444,643, respectively.  During the six months ended June 30, 2009 and 2008, the average fair value of the Company’s common stock was less than the exercise price, and the stock option awards had no dilutive effect on earnings per share.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1—Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). This FASB Staff Position (FSP) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method of FASB Statement No. 128, Earnings Per Share.  FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This FSP was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Adoption of this FSP did not impact the Company’s EPS calculation as the Company's EPS calculation has always considered stock grant awards under its Management Recognition Plan (MRP) that remain subject to vesting to be outstanding stock due to their dividend and voting rights.

MUTUAL FEDERAL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8 – Earnings Per Share (continued)

The factors used in the earnings per share computation for the three months and the six months ended June 30, 2009 and 2008, follow:

(Dollar amounts in thousands, except per share amounts)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Basic
Net income (loss)	$(664)	$(103)	$(874)	$(88)

Weighted average common shares outstanding	3,334,274	3,511,539	3,351,431	3,520,023
Less: average unallocated ESOP shares	(68,972)	(74,660)	(69,664)	(75,380)

Average shares	3,265,302	3,436,879	3,281,767	3,444,643

Basic earnings (loss) per common share	$(0.20)	$(0.03)	$(0.27)	$(0.03)

Diluted
Net income (loss)	$(664)	$(103)	$(874)	$(88)

Weighted average common shares outstanding for basic earnings per common share	3,265,302	3,436,879	3,281,767	3,444,643
Add: dilutive effects of assumed exercises of stock options	—	—	—	—

Average shares and dilutive potential common shares	3,265,302	3,436,879	3,281,767	3,444,643

Diluted earnings (loss) per common share	$(0.20)	$(0.03)	$(0.27)	$(0.03)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

 General

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition and results of operations.  You should read the information in this section in conjunction with our audited consolidated financial statements for the years ended December 31, 2008 and 2007, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2009.

 Forward-Looking Information

This report contains forward-looking statements, which can be identified by the use of such words as estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions.  These forward-looking statements include statements of our goals, intentions and expectations; statements regarding our business plans and prospects and growth and operating strategies; statements regarding the asset quality of our loan and investment portfolios; and estimates of our risks and future costs and benefits.  These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events:

•	general economic conditions, either nationally or in our market area, continue to deteriorate or become worse than expected;

•	adverse changes or continued volatility and disruption in the securities and credit markets;

•	deterioration in asset quality due to adverse changes in the residential real estate market;

•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments, which can decrease our earnings;

•	any need to increase our allowance for loan losses;

•	charges related to asset impairments;

•	adverse developments in our loan or investment portfolios;

•	our ability to realize our deferred tax assets in the future and avoid further increases in our valuation reserve recorded against our deferred tax assets;

•	significantly increased competition among depository and other financial institutions in our market area;

•	our ability to enter new markets successfully and take advantage of growth opportunities;

•	our ability to successfully implement our business plan;

•	legislative or regulatory changes that adversely affect our business;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board and the PCAOB; and

•	changes in our organization, compensation and benefit plans.

These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements.  Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Overview

Our results of operations depend primarily on our net interest income.  Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, U.S. government and agency securities, mortgage-backed securities and other interest earning assets (primarily cash and cash equivalents), and the interest we pay on our interest-bearing liabilities, consisting of savings accounts, time deposits, and advances from the Federal Home Loan Bank.  Our results of operations are also affected by our provisions for loan losses, non-interest income and non-interest expense.  Non-interest income consists primarily of miscellaneous fees and charges on loan and deposit accounts, and changes in the fair value of trading securities.  Non-interest expense currently consists primarily of salaries and employee benefits, occupancy, data processing, professional fees, expenses related to real estate acquired through foreclosure, and other operating expenses.  Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Throughout 2008 and continuing into 2009, there have been severe disruptions in the mortgage, credit and housing markets, both locally and nationally.  These disruptions have had a significant negative impact on real estate and related industries, which has led to decreases in commercial and residential real estate sales, construction and property values.  These disruptions have had a significant negative impact on the Bank’s loan portfolio, resulting in a reduction in demand for new loans, with a consequential effect in the size of our loan portfolio, and an increase in the number of non-performing loans.  At June 30, 2009 and December 31, 2008, non-performing loans represented 3.06% and 5.59% of loans receivable, respectively, which is significantly in excess of the historical experience of the Bank.  We also recorded net loan charge-offs of $902,000 on foreclosed mortgages during the first half of 2009, compared to no charge-offs for the first half of 2008.  Accordingly, the decreased demand for new residential mortgage loans and the significant increase in non-performing loans, including increased fees and expenses related to foreclosed property, continues to have a material adverse impact on our financial condition and results of operations, including a contraction in net interest margin and the need to increase the provision for loan losses.  Should the housing market and economic conditions in the Chicago area stagnate or continue to deteriorate, it may continue to have a negative effect on the Company’s business and results of operations.

 Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies.  We consider our critical accounting policies to be those related to our allowance for loan losses and to our allowance for deferred tax assets.

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

Management performs a quarterly evaluation of deferred income tax assets to determine whether or not it expects to realize these assets in the foreseeable future.  Deferred income tax assets result primarily from expenses, such as the allowance for losses on loans, deferred compensation, and fair value write-downs of securities, that are recognized in the Company’s financial statements currently, but cannot be deducted on the Company’s tax returns until future periods.  We consider the Company’s history of pretax income, the availability of net operating loss carry-backs to offset prior years’ taxable income, and the likelihood that there will be future taxable income against which we will be able to offset net operating loss carry-forwards.  We also consider the nature of these timing differences, whether ordinary or capital, and the likelihood that there will be ordinary income or capital gains income necessary to realize the tax benefits of these deductions.  If we determine that realization of the deferred tax asset is not probable in the foreseeable future, we record a valuation allowance that reduces the deferred tax asset with a charge against current income.

 Comparison of Financial Condition at June 30, 2009 and December 31, 2008

Our total assets decreased $1.3 million, or 1.9%, to $69.9 million at June 30, 2009, compared to $71.2 million at December 31, 2008.  Cash and cash equivalents increased $4.6 million, or 133.0%, to $8.0 million at June 30, 2009, from $3.5 million at December 31, 2008, primarily due to loan and securities repayments which have not yet been reinvested, and management’s decision to maintain a higher level of readily available funds.  Loans receivable decreased $5.2 million, or 10.1%, to $46.3 million at June 30, 2009, from $51.5 million at December 31, 2008, reflecting $1.9 million in transfers of collateral real estate properties from mortgage loans to real estate owned, acquired through foreclosure, $2.6 million in net loan repayments and a $708,000 addition to the allowance for loan losses.  The allowance for loan losses decreased $180,000, to $1.1 million at June 30, 2009, from $1.3 million at December 31, 2008, after the provision of $708,000 and net charge-offs of $888,000.

Total deposits increased $1.2 million, or 3.2%, to $39.7 million at June 30, 2009, from $38.5 million at December 31, 2008.  Mortgage escrow accounts increased by $59,000, or 16.2%, during this same period.  The Company repaid $1.0 million of advances from the Federal Home Loan Bank during the six months ended June 30, 2009.

Stockholders’ equity decreased $1.4 million, to $23.4 million at June 30, 2009, from $24.8 million at December 31, 2008.  The decrease reflects a net loss of $874,000 for the six months ended June 30, 2009, a $29,000 increase in accumulated other comprehensive income from net unrealized gains on securities available-for-sale, and $588,000 in treasury stock purchases.  The Company paid dividends of

$99,000 ($0.12 per share of common stock) to minority shareholders during the six months ended June 30, 2009.  Mutual Federal Bancorp, MHC, the majority shareholder, waived its dividend.  Stockholders’ equity also reflects a $165,000 increase from recognition of stock benefits earned under the Company’s Employee Stock Ownership Plan, Management Recognition and Retention Plan, and Stock Option Plan.

 Comparison of Operating Results for the Three Months Ended June 30, 2009 and 2008

General.  The Company had a net loss of $664,000 for the three months ended June 30, 2009, compared to a net loss of $103,000 for the three months ended June 30, 2008.  The primary reasons for the decrease were a $90,000, or 13.0% decrease in net interest income, to $604,000 for the three months ended June 30, 2009, from $694,000 for the three months ended June 30, 2008, the increased provision for loan losses of $513,000 for the three months ended June 30, 2009, from $228,000 in the second quarter of 2008, $150,000 in real estate owned expenses where none were incurred in 2008, and with a $190,000 valuation reserve recorded against deferred tax assets related to capital losses and MRP expenses.

Compensation and benefits increased $6,000, or 1.6%, to $380,000 for the three months ended June 30, 2009, from $374,000 for the three months ended June 30, 2008.  Data processing costs increased $11,000, or 44.0%, to $36,000 for the three months ended June 30, 2009, from $25,000 for the three months ended June 30, 2008, primarily due to new products and services being offered, including interest-bearing checking accounts and on-line banking and bill pay.

Professional fees increased $38,000, or 40.4%, to $132,000 for the three months ended June 30, 2009, from $94,000 for the three months ended June 30, 2008, primarily due to increased audit and consulting costs related to regulatory compliance and increased legal fees related to loan foreclosures.

Real estate owned expense was $150,000 for the three months ended June 30, 2009, compared to none for the three months ended June 30, 2008.  This expense was primarily attributable to $116,000 in fair value write downs on real estate owned subsequent to acquisition, and to real estate taxes accrued on properties recently acquired through foreclosure.

Other expenses increased $35,000, or 47.3%, to $109,000 for the three months ended June 30, 2009, from $74,000 for the three months ended June 30, 2008, primarily due to a $27,000 increase in FDIC insurance premiums, including a $25,000 special assessment by FDIC at June 30, 2009.

The annualized return on average assets was (3.75)% for the three months ended June 30, 2009, compared to (0.56)% for the same period last year, and the annualized return on average equity was (11.00)%  and (1.54)%, respectively, for these two periods.

Interest Income.  Interest and dividend income decreased $150,000, or 15.0%, to $849,000 for the three months ended June 30, 2009, compared to $999,000 for the three months ended June 30, 2008. The decrease resulted from a $5.2 million, or 7.4%, decrease in the average balance of interest-earning assets, to $65.8 million in the second quarter of 2009, compared to $71.1 million in the second quarter of 2008, and to a decrease of 46 basis points in the average yield on interest-earning assets, to 5.16% in 2009, from 5.62% in 2008.

Interest income and fees from loans receivable decreased $80,000, or 9.9%, to $730,000 for the three months ended June 30, 2009, from $810,000 for the three months ended June 30, 2008.  The decrease resulted primarily from a $5.0 million, or 9.4%, decrease in the average balance of loans receivable, to $47.6 million in the second quarter of 2009, compared to $52.6 million in the second quarter of 2008.  The decrease in average balances of loans was due primarily to lack of demand from qualified borrowers during this period of uncertainty in the local residential real estate market.  There was a decrease of 3 basis points in the average yield on loans receivable, to 6.13% in 2009, from 6.16% in 2008.  The reserve for uncollected interest on loans 90 days or more past due increased $51,000 during the second quarter of 2009 and a comparable $61,000 during the second quarter of 2008.

Interest and dividend income from securities and interest-earning deposits decreased $70,000, or 37.0%, to $119,000 for the three months ended June 30, 2009, from $189,000 for the three months ended June 30, 2008.  The primary reasons for the decrease were a $4.1 million, or 28.0%, decrease in the average balances of securities, to $10.5 million in 2009, from $14.6 million in 2008, as well as a 25 basis point decrease in average yield to 4.48% in 2009, from 4.73% in 2008.  While the average balance of interest-earning deposits, primarily at the FHLB of Chicago, increased by $3.8 million, or 118.8%, to $7.1 million during the quarter ended June 30, 2009, compared to $3.2 million during the same quarter last year, the average rate earned decreased by 192 basis points, to 0.06% in 2009, from 1.98% in 2008.  Management decided it was prudent to maintain a higher level of readily available funds during this period despite the low rate of interest on these deposits.  No dividend income was received on FHLB stock for the three months ended June 30, 2009 and 2008.  The FHLB of Chicago suspended the dividend on its common stock in 2007.

 Interest Expense.  Interest expense on deposits decreased $58,000, or 23.2%, to $192,000 for the three months ended June 30, 2009, from $250,000 for the three months ended June 30, 2008.  The decrease in interest expense was due primarily to a decrease in the average rate paid on deposits of 58 basis points, to 1.94% for the quarter ended June 30, 2009, from 2.52% for the quarter ended June 30, 2008.  Interest expense on certificates of deposit decreased $54,000, or 28.1%, to $138,000 in 2009, from $192,000 in 2008, because of a decrease in the average rate paid on certificates of deposit of 102 basis points, to 2.72% in 2009, from 3.74% in 2008.

Interest expense on FHLB advances decreased $2,000, to $53,000 for the three months ended June 30, 2009, compared to $55,000 for the three months ended June 30, 2008.  The average balance of FHLB advances increased $319,000, to $5.9 million for the second quarter of 2009, from $5.6 million for the second quarter of 2008. The average rate paid on advances decreased 35 basis points, to 3.59% in 2009, from 3.94% in 2008.  The overall average cost of funds decreased 54 basis points, to 2.15% in 2009, from 2.69% in 2008.

Net Interest Income.  Net interest income decreased $90,000, or 13.0%, to $604,000 for the three months ended June 30, 2009, from $694,000 for the same quarter last year.  Our net interest margin decreased 24 basis points, to 3.67% in 2009, from 3.91% in 2008.  A 46 basis point decrease in the average yield on interest-earning assets, to 5.16% in 2009, from 5.62% in 2008, and a decrease of $5.2 million in the average balance of interest-earning assets, both contributed to interest income decreasing by $150,000.  The average rate paid on interest-bearing liabilities decreased 54 basis points, to 2.15% in 2009, from 2.69% in 2008, and the average balance of interest-bearing liabilities increased $172,000, with interest expense decreasing by $60,000.  The interest rate spread between interest earning assets and interest bearing liabilities increased 8 basis points, to 3.01% in 2009, from 2.93% in 2008.

Provision for Loan Losses.  During the three months ended June 30, 2009, management made an additional $513,000 provision for losses on loans, based on its quarterly evaluation of the level of the allowance necessary to absorb probable incurred loan losses at June 30, 2009.  Management considers changes in delinquencies, changes in the composition and volume of loans, historical loan loss experience, general economic and real estate market conditions, as well as peer group data, when determining the level on the allowance for loan losses.  Management established $339,000 in specific allowances and increased the general allowance for loan losses by $174,000.

During the three months ended June 30, 2009, non-performing (non-accrual) loans decreased $277,000, to $1.5 million, from $1.7 million at March 31, 2009.  Loans delinquent 60-89 days decreased

$462,000, to $1.7 million at June 30, 2009, compared to $2.2 million at March 31, 2009.  Loans receivable decreased $2.4 million, or 4.9%, to $47.5 million at June 30, 2009, from $49.9 million at March 31, 2009.  During this period, one- to four-family residential mortgage loans decreased $2.1 million, or 6.9%, and multi-family residential mortgage loans decreased $324,000, or 1.7%.

There were $1.0 million in transfers of one-to-four family properties to real estate owned, acquired through foreclosure, during the second quarter of 2009.  The allowance for loan losses increased $352,000, to $1.1 million at June 30, 2009, from $755,000 at March 31, 2009, following net charge-offs of $161,000 on foreclosed one-to-four family residential mortgages and a provision of $513,000 for the quarter.  Impaired loans, which are measured for impairment using the fair value of the collateral for collateral-dependent loans, had a gross carrying amount of $1.5 million, with specific valuation allowances of $425,000 at June 30, 2009.

At June 30, 2009, the allowance for loan losses, including specific allowances, was $1.1 million, or 2.33% of loans receivable, compared to $755,000, or 1.51% of net loans receivable at March 31, 2009.  At June 30, 2009, the allowance for loan losses was 76.19% of non-performing loans, compared to 43.64% at March 31, 2009.  In a similar evaluation of the allowance for loan losses at June 30, 2008, management determined that there was a need for a $228,000 provision for the three months then ended.

Non-interest Income.  Non-interest income increased $6,000, to a loss of $1,000 for the three months ended June 30, 2009, compared to a loss of $7,000 for the three months ended June 30, 2008.  During the three months ended June 30, 2009, the Company recorded a $10,000 fair value write down to mutual funds carried as trading securities, compared to a $139,000 fair value write down on these mutual funds recorded during the same period last year.  During the three months ended June 30, 2008, the Company also recognized a $31,000 loss for other than temporary impairment of FHLMC preferred stock held as available-for-sale.  Partially offsetting these recognized losses in 2008, the Company sold its remaining shares of FHLMC common stock and realized a gain of $152,000.

Non-interest Expense.  Non-interest expense increased $236,000, or 38.5%, to $849,000 for the three months ended June 30, 2009, from $613,000 for the same quarter last year.  Compensation and employee benefits increased $6,000, or 1.6%, to $380,000 in 2009, from $374,000 in 2008. Occupancy costs decreased $4,000, or 8.7%, to $42,000 in 2009, from $46,000 in 2008.

Data processing costs increased $11,000, or 44.0%, to $36,000 for the three months ended June 30, 2009, from $25,000 for the three months ended June 30, 2008, primarily due to new products and services being offered, including interest-bearing checking accounts and on-line banking and bill pay.

Professional fees increased $38,000, or 40.4%, to $132,000 for the three months ended June 30, 2009, from $94,000 for the three months ended June 30, 2008, primarily due to increased audit and consulting costs related to regulatory compliance and increased legal fees related to loan foreclosures.  Audit costs increased $14,000, to $45,000 for the three months ended June 30, 2009, compared to $31,000 for the three months ended June 30, 2008.  Compliance consulting costs increased $4,000, to $14,000 for the second quarter of 2009, compared to $10,000 for the second quarter of 2008.  Legal costs increased $20,000, to $74,000 in the second quarter of 2009, from $54,000 in the second quarter of 2008, primarily due to loan foreclosures.

Real estate owned expense was $150,000 for the three months ended June 30, 2009, compared with none incurred in 2008.  This expense was primarily attributable to $116,000 in fair value write downs on real estate owned subsequent to acquisition, and to real estate taxes accrued on properties recently acquired through foreclosure.

Other expenses increased $35,000, or 47.3%, to $109,000 for the three months ended June 30, 2009, from $74,000 for the three months ended June 30, 2008, primarily due to a $27,000 increase in FDIC insurance premiums, including a $25,000 special assessment by FDIC at June 30, 2009.

The Company’s ratio of non-interest expense to average assets increased to 4.79% in the second quarter of 2009, from 3.33% in 2008, and its efficiency ratio was 138.5% in 2009, compared to 87.0% in 2008.

Income Tax Expense.  The Company recognized a net income tax benefit of $95,000 for the three months ended June 30, 2009, compared to a net benefit of $51,000 during the three months ended June 30, 2008.  During the three months ended June 30, 2009, the Company established a $190,000 valuation allowance against deferred income tax assets of approximately $963,000, based on timing differences related to certain stock benefit plans and capital losses.  Management established the valuation allowance because it could not forecast a reversal of these specific timing differences in the foreseeable future.  Management currently expects to realize the remaining deferred tax assets based on, among other things, the Company’s history of pretax income, available net operating loss carry-backs to 2008 and 2007, and management’s current expectation that the losses attributable to loan foreclosures and real estate owned experienced in the current period will improve in the foreseeable future.

 Average Balance Sheet

The following table sets forth average balance sheets, average annualized yields and costs, and certain other information for the three months ended June 30, 2009 and 2008.  No tax-equivalent yield adjustments were made, as their effects were not material.  All average balances are based on an average of daily balances.  Non-accrual loans are included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.  The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Three Months Ended June 30,
	2009			2008
(dollars in thousands)	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
Interest-earning assets:
Loans	$47,635	$730	6.13%	$52,596	$810	6.16%
Securities available for sale	10,529	118	4.48	14,626	173	4.73
Interest-earning deposits	7,062	1	0.06	3,227	16	1.98
Federal Home Loan Bank Stock	610	—	0.00	610	—	0.00
Total interest-earning assets	65,836	$849	5.16%	71,059	$999	5.62%
Non-interest-earning assets	5,056			2,625
Total assets	$70,892			$73,684
Interest-Bearing Liabilities:(1)
Savings deposits	$19,276	$54	1.12%	$19,171	$58	1.21%
Certificates of deposit	20,306	138	2.72	20,558	192	3.74
Total interest-bearing deposits	39,582	192	1.94	39,729	250	2.52
Federal Home Loan Bank advances	5,901	53	3.59	5,582	55	3.94
Total interest-bearing liabilities	45,483	245	2.15%	45,311	305	2.69%
Non-interest-bearing liabilities	1,232			1,692
Total liabilities	46,715			47,003
Stockholders’ equity	24,177			26,681
Total liabilities and stockholders’ equity	$70,892			$73,684
Net interest income		$604			$694
Net interest rate spread(2)			3.01%			2.93%
Net interest-earning assets(3)	$20,353			$25,748
Net interest margin(4)			3.67%			3.91%
Ratio of interest-earning assets to interest- bearing liabilities			144.75%			156.83%
_______________
(1)	Non-interest-bearing checking deposits are included in non-interest-bearing liabilities.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Six Months Ended June 30, 2009 and 2008

General.  The Company had a net loss of $874,000 for the six months ended June 30, 2009, compared to a net loss of $88,000 for the six months ended June 30, 2008.  The primary reasons for the decrease were a $116,000, or 8.4% decrease in net interest income, to $1.3 million for the six months ended June 30, 2009, from $1.4 million for the six months ended June 30, 2008, the increased provision for loan losses, to $708,000 for the six months ended June 30, 2009, from $268,000 in 2008, $194,000 in real estate owned expenses where none were incurred in 2008, and with a $190,000 valuation reserve recorded against deferred tax assets related to capital losses and MRP expenses.

Compensation and benefits increased $19,000, or 2.5%, to $766,000 for the six months ended June 30, 2009, from $747,000 for the six months ended June 30, 2008, primarily due to salary increases in the normal course of business.  Data processing costs increased $19,000, or 37.3%, to $70,000 for the six months ended June 30, 2009, compared to $51,000 for this period last year, primarily due to new product offerings.

Professional fees increased $91,000, or 43.1%, to $302,000 for the six months ended June 30, 2009, from $211,000 for the six months ended June 30, 2008, primarily due to increased audit and consulting costs related to regulatory compliance and increased legal fees related to loan foreclosures.

Real estate owned expense was $194,000 for the six months ended June 30, 2009.  This expense was primarily attributable to $116,000 in fair value write downs on real estate owned subsequent to acquisition, and to real estate taxes accrued on properties recently acquired through foreclosure.

Other expenses increased $44,000, or 30.1%, to $190,000 for the six months ended June 30, 2009, from $146,000 for the six months ended June 30, 2008, primarily due to a $28,000 increase in FDIC insurance premiums, including a $24,000 special assessment by the FDIC at June 30, 2009.

The annualized return on average assets was (2.45)% for the six months ended June 30, 2009, compared to (0.24)% for the same period last year, and the annualized return on average equity was (7.20)%  and (0.65)%, respectively, for these two periods.

Interest Income.  Interest and dividend income decreased $252,000, or 12.4%, to $1.8 million for the six months ended June 30, 2009, compared to $2.0 million for the six months ended June 30, 2008. The decrease resulted from a $4.6 million, or 6.5%, decrease in the average balance of interest-earning assets, to $66.4 million in the first half of 2009, compared to $71.0 million in the first half of 2008, and to a decrease of 36 basis points in the average yield on interest earning assets, to 5.35% in 2009, from 5.71% in 2008.

Interest income and fees from loans receivable decreased $117,000, or 7.2%, to $1.5 million for the six months ended June 30, 2009, from $1.6 million for the six months ended June 30, 2008.  The decrease resulted primarily from a $3.4 million, or 6.5% decrease in the average balance of loans receivable, to $49.1 million for the six months ended June 30, 2009, from $52.6 million for the six months ended June 30, 2008.  The decrease in average balances of loans was due primarily to lack of demand from qualified borrowers during this period of uncertainty in the local residential real estate market.  There was a decrease of 4 basis points in the average yield on loans receivable, to 6.17% in 2009, from 6.21% in 2008.  The reserve for uncollected interest on loans 90 days or more past due increased $104,000 during the first half of 2009 and a comparable $97,000 during the first half of 2008.

Interest and dividend income from securities and interest-earning deposits decreased $135,000, or 34.4%, to $258,000 for the six months ended June 30, 2009, from $393,000 for the six months ended June 30, 2008.  The primary reasons for the decrease were a $3.9 million, or 25.3%,  decrease in average balances of securities, to $11.4 million in 2009, from $15.2 million in 2008, as well as a 23 basis point decrease in average yield to 4.53% in 2009, from 4.76% in 2008.  While the average balance of interest-earning deposits, primarily at the FHLB of Chicago, increased $2.7 million, or 101.5%, to $5.3 million in 2009, compared to $2.6 million during the first half of 2008, the average rate earned decreased by 233 basis points, to 0.04% in 2009, from 2.37% in 2008.  Management decided it was prudent to maintain a higher level of readily available funds during this period despite the low rate of interest on these deposits.  The FHLB of Chicago suspended the dividend on its common stock in 2007.

 Interest Expense.  Interest expense on deposits decreased $126,000, or 24.1%, to $396,000 for the six months ended June 30, 2009, from $522,000 for the six months ended June 30, 2008.  The decrease in interest expense was due primarily to a 62 basis point decrease in the average rate paid on deposits, to 2.03% for the six months ended June 30, 2009, from 2.65% for the six months ended June 30, 2008.  Interest expense on certificates of deposit decreased $122,000, or 30.0%, to $285,000 in 2009, from $407,000 in 2008, primarily because of a decrease in the average rate paid on certificates of deposit of 112 basis points, to 2.83% in 2009, from 3.95% in 2008.

Interest expense on FHLB advances decreased $10,000, to $107,000 for the six months ended June 30, 2009, compared to $117,000 for the six months ended June 30, 2008.  The decrease was due primarily to a 58 basis point decrease in the average rate paid on advances, to 3.60% in 2009, from 4.18% in 2008, offset somewhat by a $351,000 increase in the average balance of advances for 2009.  The overall average cost of funds decreased 61 basis points, to 2.23% in 2009, from 2.84% in 2008.

Net Interest Income.  Net interest income decreased $116,000, or 8.4%, to $1.3 million for the six months ended June 30, 2009, from $1.4 million for the same period last year.  Our net interest margin decreased 8 basis points, to 3.83% in 2009, from 3.91% in 2008.  A 36 basis point decrease in the average yield on interest-earning assets, to 5.35% in 2009, from 5.71% in 2008, and a decrease of $4.6 million in the average balance of interest-earning assets, both contributed to interest income decreasing by $252,000.  The average rate paid on interest-bearing liabilities decreased to 2.23% in 2009, from 2.84% in 2008, with the average balance of interest-bearing liabilities remaining about the same, and with interest expense decreasing by $136,000.  The interest rate spread between interest earning assets and interest bearing liabilities increased 25 basis points, to 3.12% in 2009, from 2.87% in 2008.

Provision for Loan Losses.  During the six months ended June 30, 2009, management made an additional $708,000 provision for losses on loans, based on its quarterly evaluation of the level of the allowance necessary to absorb probable incurred loan losses at June 30, 2009.  Management considers changes in delinquencies, changes in the composition and volume of loans, historical loan loss experience, general economic and real estate market conditions, as well as peer group data, when determining the level on the allowance for loan losses.  Management established $459,000 in specific allowances, and increased the general allowance for loan losses by $249,000.

During the six months ended June 30, 2009, non-performing (non-accrual) loans decreased to $1.5 million, from $3.0 million at December 31, 2008.  Loans delinquent 60-89 days were $1.7 million at June 30, 2009, decreasing $496,000, from $2.2 million at December 31, 2008.  Loans receivable decreased $5.4 million, or 10.2%, to $47.5 million at June 30, 2009, from $52.9 million at December 31, 2008.  During this period, one- to four-family residential mortgage loans decreased $4.4 million, or 13.4%, and multi-family residential mortgage loans decreased $1.0 million, or 5.1%.

There were $1.9 million in transfers of one-to-four family properties to real estate owned, acquired through foreclosure, during the first half of 2009.  The allowance for loan losses decreased $180,000, to $1.1 million at June 30, 2009, from $1.3 million at December 31, 2008, following net charge-offs of $888,000 on foreclosed one-to-four family residential mortgages and a provision of $708,000 for the six months ended.  Impaired loans, which are measured for impairment using the fair value of the collateral for collateral-dependent loans, had a gross carrying amount of $1.5 million, with specific valuation allowances of $425,000 at June 30, 2009.

At June 30, 2009, the allowance for loan losses, including specific allowances, was $1.1 million, or 2.33% of net loans receivable, compared to $1.3 million, or 2.50% of net loans receivable at December 31, 2008.  In a similar evaluation of the allowance for loan losses at June 30, 2008, management determined that there was a need for a provision of $268,000 for the six months then ended.

Non-interest Income.  Non-interest income decreased $37,000, to a loss of  $41,000 for the six months ended June 30, 2009, compared to a loss of $4,000 for the six months ended June 30, 2008.  During the six months ended June 30, 2009, the Company recorded a $60,000 fair value write down to mutual funds carried as trading securities, compared to a $147,000 fair value write down on these mutual funds recorded during the same period last year.  During the six months ended June 30, 2008, the Company also recognized a $31,000 loss for other than temporary impairment of FHLMC preferred stock held as available-for-sale.  Partially offsetting these recognized losses in 2008, the Company sold its remaining shares of FHLMC common stock and realized a gain of $152,000.

Non-interest Expense.  Non-interest expense increased $368,000, or 29.7%, to $1.6 million for the six months ended June 30, 2009, compared to $1.2 million for the six months ended June 30, 2008.  Compensation and employee benefits increased $19,000, or 2.5%, to $766,000 in 2009, from $747,000 in 2008, primarily due to salary increases in the normal course of business.  Occupancy costs remained about the same.

Data processing costs increased $19,000, or 37.3%, to $70,000 for the six months ended June 30, 2009, compared to $51,000 for this period last year, primarily due to new products and services being offered, including interest-bearing checking accounts and on-line banking and bill pay.

Professional fees increased $91,000, or 43.1%, to $302,000 for the six months ended June 30, 2009, from $211,000 for the six months ended June 30, 2008, primarily due to increased audit and consulting costs related to regulatory compliance and increased legal fees related to loan foreclosures.  Audit costs increased $27,000, to $89,000 for the six months ended June 30, 2009, compared to $62,000 for the six months ended June 30, 2008.  Compliance consulting costs decreased $13,000, to $33,000 for the first half of 2009, compared to $46,000 for the first half of 2008.  Legal costs increased $77,000, to $179,000 in 2009, from $102,000 in 2008, primarily due to $69,000 in legal costs related to foreclosures during the first half of 2009 that were not incurred in 2008.

Real estate owned expense was $194,000 for the six months ended June 30, 2009, compared with none incurred in 2008.  This expense was primarily attributable to $116,000 in fair value write downs on real estate owned subsequent to acquisition, and to real estate taxes accrued on properties recently acquired through foreclosure.

Other expenses increased $44,000, or 30.1%, to $190,000 for the six months ended June 30, 2009, from $146,000 for the six months ended June 30, 2008, primarily due to a $28,000 increase in FDIC insurance premiums, including a $25,000 special assessment by FDIC at June 30, 2009.

The Company’s ratio of non-interest expense to average assets increased to 4.52% in the first half of 2009, from 3.37% in 2008, and its efficiency ratio was 124.7% in 2009, compared to 88.1% in 2008.

Income Tax Expense.  The Company recognized a net income tax benefit of $213,000 for the six months ended June 30, 2009, compared to a net benefit of $38,000 during the six months ended June 30, 2008.  During the three months ended June 30, 2009, the Company established a $190,000 valuation allowance against deferred income tax assets of approximately $963,000, based on timing differences related to certain stock benefit plans and capital losses.  Management established the valuation allowance because it could not forecast a reversal of these specific timing differences in the foreseeable future.  Management currently expects to realize the remaining deferred tax assets based on the Company’s history of pretax income, available net operating loss carry-backs to 2008 and 2007, and management’s current expectation that the losses attributable to loan foreclosures and real estate owned experienced in the current period will improve in the foreseeable future.

 Average Balance Sheet

The following table sets forth average balance sheets, average annualized yields and costs, and certain other information for the six months ended June 30, 2009 and 2008.  No tax-equivalent yield adjustments were made, as their effects were not material.  All average balances are based on an average of daily balances.  Non-accrual loans are included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.  The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Six Months Ended June 30,
	2009			2008
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
(dollars in thousands)
Interest-earning assets:
Loans	$49,125	$1,516	6.17%	$52,558	$1,633	6.21%
Securities available for sale	11,358	257	4.53	15,213	362	4.76
Interest-earning deposits	5,272	1	0.04	2,616	31	2.37
Federal Home Loan Bank Stock	610	—	0.00	610	—	0.00
Total interest-earning assets	66,365	$1,774	5.35%	70,997	$2,026	5.71%
Non-interest-earning assets	4,876			2,731
Total assets	$71,241			$73,728
Interest-Bearing Liabilities:(1)
Savings deposits	$19,001	$111	1.17%	$18,846	$115	1.22%
Certificates of deposit	20,109	285	2.83	20,583	407	3.95
Total interest-bearing deposits	39,110	396	2.03	39,429	522	2.65
Federal Home Loan Bank advances	5,950	107	3.60	5,599	117	4.18
Total interest-bearing liabilities	45,060	503	2.23%	45,028	639	2.84%
Non-interest-bearing liabilities	1,861			1,797
Total liabilities	46,921			46,825
Stockholders’ equity	24,320			26,903
Total liabilities and stockholders’ equity	$71,241			$73,728
Net interest income		$1,271			$1,387
Net interest rate spread(2)			3.12%			2.87%
Net interest-earning assets(3)	$21,305			$25,969
Net interest margin(4)			3.83%			3.91%
Ratio of interest-earning assets to interest- bearing liabilities			147.28%			157.67%

(1)	Non-interest-bearing checking deposits are included in non-interest-bearing liabilities.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At June 30, 2009, $8.0 million of our assets were invested in cash and cash equivalents.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts, and FHLB advances.  Our cash flows are derived from operating activities, investing activities and financing activities as reported in our consolidated statements of cash flows.

Our primary investing activities are the origination of loans and the purchase of investment securities.  During the six months ended June 30, 2009, net loan repayments totaled $2.6 million while net loan originations totaled $639,000, due primarily to lack of demand from qualified borrowers during this period of uncertainty in the local residential real estate market.  We do not sell loans.  Cash received from principal repayments, calls and maturities of securities totaled $1.9 million and $2.5 million for the six months ended June 30, 2009 and 2008, respectively.  During the six months ended June 30, 2009, we sold shares in three mutual funds for proceeds of $750,000, incurring a realized loss of $174,000 in order to reduce our exposure to these securities.  We did not purchase any securities during 2009.  We purchased $641,000 in securities during the six months ended June 30, 2008, and sold $160,000 in FHLMC common stock for a gain of $152,000 during this period.

Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by us and by local competitors, and other factors.  There was a net increase in total deposits of $1.2 million for the six months ended June 30, 2009, and a net increase of $171,000 during this same six month period in 2008.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provide an additional source of funds.  During the six months ended June 30, 2009, the Company repaid $1.0 million in advances from the Federal Home Loan Bank.  Our available borrowing limit was $12.2 million, an additional $7.2 million over the $5.0 million borrowed at June 30, 2009.

During the six months ended June 30, 2009, we repurchased 67,044 shares of our common stock for $588,000, under a share repurchase program.  During the same period last year, we repurchased 60,000 shares for $664,000.

 At June 30, 2009, we had no outstanding commitments to originate loans.  At June 30, 2009, certificates of deposit scheduled to mature in less than one year totaled $18.6 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In the event we do not retain a significant portion of our maturing certificates of deposit, we will have to utilize other funding sources, such as Federal Home Loan Bank of Chicago advances, in order to maintain our level of assets.  Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents.  In addition, the cost of such deposits may be significantly higher if market interest rates are higher at the time of renewal.

 Off-Balance-Sheet Arrangements

In the ordinary course of business, the Company is a party to credit-related financial instruments with off-balance-sheet risk to meet the financing needs of its customers.  These financial instruments include commitments to extend credit.  The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Therefore, the total commitment amounts do not necessarily represent future cash requirements.  However, we had no outstanding commitments to make loans at June 30, 2009, or December 31, 2008.

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

The table below sets forth, as of March 31, 2009, the latest date available, the estimated changes in our NPV and our net interest income that would result from the designated instantaneous changes in the U.S. Treasury yield curve.  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	NPV			Net Portfolio Value as a Percentage of Present Value of Assets
Change In Interest Rates (Basis Points)	Estimated NPV	Amount of Change	Percentage Change	NPV Ratio	Change in Basis Points
(dollars in thousands)
+300	$21,667	$(4,323)	-17%	31.09%	-369	bp
+200	23,328	(2,662)	-10	32.60	-219
+100	24,744	(1,246)	-5	33.79	-99
+50	25,385	(605)	-2	34.31	-47
Unchanged	25,990	—	—	34.78	—
-50	26,586	596	+2	35.24	+45
-100	27,120	1,130	+4	35.64	+85

The table above indicates that at March 31, 2009, in the event of a 100 basis point decrease in interest rates, we would experience a 4% increase in net portfolio value.  In the event of a 200 basis point increase in interest rates, we would experience a 10% decrease in net portfolio value.

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

Item 4.  Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as contemplated by Exchange Act Rule 13a-15.  Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures (as such term is defined under Rule 13a-15(e) of the Exchange Act) were effective, in all material respects.

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

Item 1A.  Risk Factors.

The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2008, descriptions of certain risks and uncertainties that could affect the Company’s business, operating results and financial condition (“Risk Factors”).  In addition to all the other information contained in the reports the Company files with the SEC, including in this Form 10-Q, investors should consider the risks described in the Risk Factors prior to making an investment decision with respect to the Company’s stock, as well as the risks set forth below, which supplement the risks and uncertainties described in the Risk Factors.  The risks described in our Risk Factors and described below, however, are not the only risks facing the Company.  Additional risks and uncertainties not currently known to us or that we currently consider immaterial also may materially adversely affect our business, financial condition and/or operating results.

Defaults and related losses in our loan portfolio have resulted and could continue to result in a significant increase in our real estate owned balances, which may adversely affect our financial results.

As part of our collection process for all nonperforming loans, we may foreclose on and take title to the real estate serving as collateral for the loan.  Real estate owned by the Bank and not used in the ordinary course of its operations is referred to as real estate owned property.  Increases in our real estate owned balances may expose us to greater expenses as we incur costs to manage and dispose of the properties and, in certain cases, complete improvements prior to sale.  We also will be at risk of further declines in real estate prices in the market areas in which we hold real estate.  Our earnings have been and may continue to be negatively affected by various expenses associated with real estate we acquire through foreclosure or other methods, including insurance and real estate taxes, professional fees, completion and repair costs, and other costs associated with property ownership and sale, as well as by the funding costs associated with assets that are tied up in real estate during the period they are held, all of which could materially adversely affect our business and results of operation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

At the annual meeting of stockholders of the Company held on May 13, 2009, the following matters were submitted to and approved by a vote of stockholders:

(1)           The election of three Class III directors for a three-year term expiring at the annual meeting of stockholders to be held in 2012:

Directors	Votes For	Votes Withheld
John L. Garlanger	3,210,619	28,566
Leonard F. Kosacz	3,204,653	34,532
Stephen M. Oksas	3,210,619	28,566

The following persons continue to serve as directors of the Company following the 2009 annual meeting:

Stephanie Simonaitis
Amy P. Keane
Julie H. Oksas
Stanley Balzekas, III
Robert P. Kazan

(2)           The ratification of the appointment of Crowe Horwath LLP as the Company’s independent auditor for the fiscal year ending December 31, 2009:

Total votes for	3,225,306
Total votes against	13,854
Total votes abstaining	25

Item 5. Other Information.

None

Item 6. Exhibits.

The exhibits filed as part of this Form 10-Q are listed in the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2009	MUTUAL FEDERAL BANCORP, INC. By: /s/Stephen M. Oksas Stephen M. Oksas President and Chief Executive Officer
Date: August 13, 2009	By: /s/John L. Garlanger John L. Garlanger Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.