Form 10-Q
period 2009-09-30
Mutual Federal Bancorp, Inc.
filed 2009-11-13
CIK 1344802

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of November 1, 2009
Common Stock, $0.01 par value	3,334,273

MUTUAL FEDERAL BANCORP, INC.

FORM 10-Q

For the quarterly period ended September 30, 2009

PART I. – FINANCIAL INFORMATION

Item 1.                      Financial Statements

MUTUAL FEDERAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)
(Dollar amounts in thousands except share data)

	September 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$7,068	$3,454
Trading securities	1,326	2,100
Securities available-for-sale	8,008	10,812
Loans, net of allowance for loan losses of $1,174 at September 30, 2009; $1,287 at December 31, 2008	45,161	51,464
Real estate owned	2,070	235
Federal Home Loan Bank stock, at cost	610	610
Premises and equipment, net	1,305	918
Investment in de novo bank	2,000	—
Accrued interest receivable	236	343
Other assets	1,490	1,272
Total assets	$69,274	$71,208
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Non-interest-bearing deposits	$243	$199
Interest-bearing deposits	38,973	38,293
Total deposits	39,216	38,492
Advance payments by borrowers for taxes and insurance	729	364
Advances from the Federal Home Loan Bank	5,000	6,000
Accrued interest payable and other liabilities	1,120	1,443
Common stock in ESOP subject to contingent repurchase obligation	150	138
Total liabilities	46,215	46,437
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized at September 30, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value, 12,000,000 shares authorized, 3,636,875 shares issued at September 30, 2009 and December 31, 2008	36	36
Additional paid-in capital	10,174	9,981
Treasury stock, at cost, 302,602 shares at September 30, 2009 and 235,558 at December 31, 2008	(3,146)	(2,558)
Retained earnings	16,635	18,015
Reclassification of ESOP shares	(150)	(138)
Unearned ESOP shares	(669)	(711)
Accumulated other comprehensive income	179	146
Total stockholders’ equity	23,059	24,771
Total liabilities and stockholders’ equity	$69,274	$71,208

See accompanying notes to unaudited consolidated financial statements.

MUTUAL FEDERAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollar amounts in thousands except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest and dividend income
Loans, including fees	$675	$829	$2,191	$2,462
Securities	106	156	363	518
Interest earning deposits	—	11	1	42
Total interest and dividend income	781	996	2,555	3,022
Interest expense
Deposits	174	229	570	751
Advances from Federal Home Loan Bank	45	59	152	176
Total interest expense	219	288	722	927
Net interest income	562	708	1,833	2,095
Provision for loan losses	473	285	1,181	553
Net interest income after provision for loan losses	89	423	652	1,542

Non-interest income
Gain on sale of securities	—	—	—	152
Impairment charge on securities available-for-sale	—	(351)	—	(382)
Changes in fair value of trading securities	36	(147)	(24)	(294)
Other income	11	17	30	39
Total non-interest income	47	(481)	6	(485)
Non-interest expense
Compensation and benefits	363	375	1,129	1,122
Occupancy and equipment	46	36	133	122
Data processing	38	34	108	85
Professional fees	134	74	436	285
Real estate owned	99	—	293	—
Other expense	76	88	266	234
Total non-interest expense	756	607	2,365	1,848
Income (loss) before income taxes	(620)	(665)	(1,707)	(791)
Income tax (benefit) expense	(246)	(244)	(459)	(282)
Net income (loss)	$(374)	$(421)	$(1,248)	$(509)

Earnings (loss) per share (basic and diluted)	$(0.11)	$(0.12)	$(0.38)	$(0.15)

Total comprehensive income (loss)	$(370)	$(423)	$(1,215)	$(683)

See accompanying notes to unaudited consolidated financial statements.

MUTUAL FEDERAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(Dollar amounts in thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Amount Reclassified on ESOP Shares	Unearned ESOP Shares	Accumulated Other Comprehensive Income/(Loss)	Total
Balance at January 1, 2009	$36	$9,981	$(2,558)	$18,015	$(138)	$(711)	$146	$24,771
Comprehensive income:
Net loss	—	—	—	(1,248)	—	—	—	(1,248)
Change in net unrealized gain (loss) on securities available-for-sale, net of taxes and reclassification adjustments	—	—	—	—	—	—	33	33
Total comprehensive income (loss)								(1,215)
Treasury stock purchases at cost	—	—	(588)	—	—	—	—	(588)
Dividends paid	—	—	—	(146)	—	—	—	(146)
Income tax benefit of dividends on non-vested MRP shares	—	2	—	—	—	—	—	2
MRP shares earned	—	117	—	—	—	—	—	117
Stock option shares earned	—	81	—	—	—	—	—	81
Adjustment to fair value of common stock in ESOP subject to contingent repurchase obligation of ESOP shares	—	—	—	—	(12)	—	—	(12)
ESOP shares committed to be released	—	(7)	—	14	—	42	—	49
Balance at September 30, 2009	$36	$10,174	$(3,146)	$16,635	$(150)	$(669)	$179	$23,059

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

MUTUAL FEDERAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities
Net income (loss)	$(1,248)	$(509)
Adjustments to reconcile net loss to net cash from operating activities
Provision for loan losses	1,181	553
Provision for loss on real estate owned	139	—
Depreciation	37	38
Net amortization of securities	5	10
Dividends reinvested on securities	—	(46)
Gain on sale of securities	—	(152)
Impairment charge on securities available-for-sale	—	382
Changes in fair value of trading securities	24	294
ESOP expense	49	57
MRP expense	117	122
Option expense	81	80
Increase in accrued interest receivable and other assets	(112)	(620)
Increase (decrease) in accrued interest payable and other liabilities	(342)	336
Net cash provided by (used in) operating activities	(69)	545
Cash flows from investing activities
Activity in securities available-for-sale:
Proceeds from maturities, calls, and principal repayments	2,854	2,909
Proceeds from sales	750	160
Purchases	—	(641)
Investment in de novo bank	(2,000)	—
Loan originations and payments, net	3,148	(912)
Additions to premises and equipment	(424)	(670)
Net cash provided by investing activities	4,328	846
Cash flows from financing activities
Net increase (decrease) in deposits	724	(339)
Net increase in advance payments by borrowers for taxes and insurance	365	486
Advances from the Federal Home Loan Bank	—	4,000
Repayment of advances from the Federal Home Loan Bank	(1,000)	(3,000)
Dividends paid	(146)	(114)
Purchases of treasury stock	(588)	(664)
Net cash provided by (used in) financing activities	(645)	369
Net increase in cash and cash equivalents	3,614	1,760

See accompanying notes to unaudited consolidated financial statements.

MUTUAL FEDERAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash and cash equivalents at beginning of period	3,454	2,264
Cash and cash equivalents at end of period	$7,068	$4,024
Supplemental disclosure of cash flow information
Adoption of fair value option
Securities transferred from available-for-sale to trading	—	$2,423
Loans transferred to real estate owned	$1,974	—
Cash paid during the year for:
Interest	$733	$950
Income taxes	—	263

 See accompanying notes to unaudited consolidated financial statements.

MUTUAL FEDERAL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with instructions to Form 10-Q (as applicable to smaller reporting companies) and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments consisting of normal recurring accruals necessary for a fair presentation have been included.  The results of operations and other data for the three months and the nine months ended September 30, 2009, are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2009.

The consolidated financial statements include Mutual Federal Bancorp, Inc. (the “Company”), and its wholly owned subsidiary, Mutual Federal Savings and Loan Association of Chicago and its wholly owned subsidiaries, EMEFES Service Corporation and 2212 Holdings, LLC, together referred to as “the Bank.”  Intercompany transactions and balances are eliminated in consolidation.  As of September 30, 2009, Mutual Federal Bancorp, MHC (the “MHC”) was the majority (76%) stockholder of the Company.  The MHC is owned by the depositors of the Bank.  The financial statements included in this Form 10-Q do not include the transactions and balances of the MHC.  EMEFES Service Corporation is an insurance agency that sells insurance products to the Bank’s customers.  The insurance products are underwritten and provided by a third party.  2212 Holdings, LLC was established in 2008 to hold and manage real estate acquired through foreclosure.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets and of tangible capital to average assets.  As of September 30, 2009, the Bank met the capital adequacy requirements to which it is subject.  The Bank’s tangible capital ratio at September 30, 2009 was 28.57%.  The Tier 1 capital ratio was 28.57%, the Tier 1 risk-based capital ratio was 44.89%, and the total risk-based capital ratio was 46.14%.

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

MUTUAL FEDERAL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3 – Commitments

The Bank had no outstanding commitments to make loans at September 30, 2009 or December 31, 2008.

Note 4 –  Recently Issued Accounting Standards

On July 1, 2009, the FASB’s GAAP Codification (“Codification” or “ASC”) became effective as the sole authoritative source of US GAAP.  This codification reorganizes current GAAP for non-governmental entities into a topical index to facilitate accounting research and to provide users additional assurance that they have referenced all related literature pertaining to a given topic.  Existing GAAP prior to the Codification was not altered in compilation of the GAAP Codification.  The GAAP Codification encompasses all FASB Statements of Financial Accounting Standards (SFAS), Emerging Issues Task Force (EITF) statements, FASB Staff Positions (FSP), FASB Interpretations (FIN), FASB Derivative Implementation Guides (DIG), American Institute of Certified Public Accountants (AICPA) Statement of Positions (SOPS), Accounting Principals Board (APB) Opinions and Accounting Research Bulletins (ARBs) along with the remaining body of GAAP effective as of June 30, 2009.  Financial Statements issued for all interim and annual periods ending after September 15, 2009 will need to reference accounting guidance embodied in the Codification as opposed to referencing the previously authoritative pronouncements.  Accounting literature included in the codification is referenced by Topic, Subtopic, Section and paragraph.

Effective April 1, 2009, the Company adopted Recognition and Presentation of Other-Than-Temporary Impairments (ASC 320-10-65), which amends existing guidance for determining whether impairment is other-than-temporary for debt securities.  The standard requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.  If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.    Additionally, the standard expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities.  The adoption had no material effect on the results of operations or financial position.

Effective April 1, 2009, the Company adopted Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (ASC 820-10).  This standard emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants.  The standard provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity.   In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value.  The standard also requires increased disclosures.  The adoption had no material effect on the results of operations or financial position.

MUTUAL FEDERAL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 4 –  Recently Issued Accounting Standards (continued)

Effective April 1, 2009, the Company adopted Interim Disclosures about Fair Value of Financial Instruments (ASC 825-10).  This standard requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements.  Since the standard affects only disclosures, it did not impact the Company’s results of operations or financial position upon adoption.

In May 2009, the FASB issued Subsequent Events (ASC 855-10).  The standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  The standard defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii)  the disclosures an entity should make about events or transactions that occurred after the balance sheet date.  The standard became effective for periods ending after June 15, 2009.  The standard did not have a material impact on the Company’s financial statements.  Subsequent events for the quarter ended September 30, 2009 were evaluated through November 13, 2009, the date of this filing.

Newly Issued But Not Yet Effective Accounting Standards

In June 2009, the FASB issued SFAS No. 166, Accounting for the Transfer of Financial Assets and Amendment of FASB Statement No. 140 Instruments (“SFAS 166”).  Under FASB’s Codification at ASC 105-10-65-1-d, SFAS 166 will remain authoritative until integrated into the FASB Codification.  SFAS 166 removes the concept of a qualified special purpose entity (QSPE) from Statement 140 and removes the exception of applying FASB Interpretation 46 Variable Interest Entities, to Variable Interest Entities that are SPEs.  It limits the circumstances in which a transferor derecognizes a financial asset.  SFAS166 amends the requirements for the transfer of a financial asset to meet the requirements for “sale” accounting.  The statement is effective for all interim and annual periods beginning after November 15, 2009.  The Company does not expect the adoption to have a material impact on the Company’s financial condition, results of operations or cash flows.

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

Fair Value Measurement.

Fair Value Measurements (ASC 825-10) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair Value Measurements (ASC 825-10) also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

MUTUAL FEDERAL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 5 – Fair Value (continued)

(Dollar amounts in thousands)		Fair Value Measurements Using
Assets Measured on a Recurring Basis		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
At September 30, 2009
Trading securities	$1,326	$1,326	$—	$—

Securities available-for-sale
U.S. agency and government-sponsored entity bonds	$2,615	$—	$2,615	$—
GNMA certificates	669	—	669	—
FNMA certificates	2,257	—	2,257	—
FHLMC certificates	2,111	—	2,111	—
Collateralized mortgage obligations	349	—	349	—
FHLMC preferred stock	7	7	—	—
Total available-for-sale	$8,008	$7	$8,001	$—
	$9,334	$1,333	$8,001	$—
At December 31, 2008
Trading securities	$2,100	$2,100	$—	$—

Securities available-for-sale
U.S. agency and government-sponsored entity bonds	$4,195	$—	$4,195	$—
GNMA certificates	754	—	754	—
FNMA certificates	2,820	—	2,820	—
FHLMC certificates	2,655	—	2,655	—
Collateralized mortgage obligations	381	—	381	—
FHLMC preferred stock	7	7	—	—
Total available-for-sale	$10,812	$7	$10,805	$—
	$12,912	$2,107	$10,805	$—

Dividend income earned on trading securities was reinvested and used to purchase additional shares through May 31, 2008.  The Company discontinued reinvesting dividends in these securities as of June 1, 2008.  Changes in share price are recorded through the income statement as changes in fair value of trading securities.  During the nine months ended September 30, 2009, the Company recognized an unrealized loss of $24,000 on changes in fair value of trading securities.  Restrictions on redemption of these securities have been imposed by the manager of these funds, limiting cash redemptions to $250,000 per fund (there are three funds) per quarter.  The Company requested redemptions for all three funds during the nine months ended September 30, 2009, realizing proceeds of $750,000 and an aggregate loss of $174,000.  The realized loss on sold securities has previously been recorded in the statement of income within changes in fair value of trading securities.  The Company has not decided whether or not to continue redemptions in following quarters.

MUTUAL FEDERAL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 5 – Fair Value (continued)

		Fair Value Measurements Using
Assets Measured on a Non-Recurring Basis		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
At September 30, 2009
Impaired loans	$5,083	$—	$—	$5,083
Real estate owned	2,070	—	—	2,070
	$7,153	$—	$—	$7,153

At December 31, 2008
Impaired loans	$1,756	$—	$—	$1,756
Real estate owned	235	—	—	235
	$1,991	$—	$—	$1,991

At September 30, 2009, impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans and include both nonaccrual loans and restructured loans, had valuation allowances of $369,000 and a net carrying amount of $5.1 million.  For the nine months ended September 30, 2009 and 2008, additional provisions for loan loss of $1.2 million and $553,000 were recorded on impaired loans.  At December 31, 2008, impaired loans had valuation allowances of $850,000 and a net carrying amount of $1.8 million.

Real estate owned, acquired through foreclosure or by deed in lieu of foreclosure, is measured for impairment using the fair value of the collateral, less estimated costs to sell.  During the nine months ended September 30, 2009, additional loss provisions of $139,000 were recorded on real estate owned.

Note 6 – Fair Values of Financial Instruments

Carrying amount and estimated fair values of financial instruments were as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$7,068	$7,068	$3,454	$3,454
Trading securities	1,326	1,326	2,100	2,100
Securities available-for-sale	8,008	8,008	10,812	10,812
Loans, net	45,161	45,684	51,464	52,242
Federal Home Loan Bank stock	610	N/A	610	N/A
Accrued interest receivable	236	236	343	343
Financial liabilities:
Deposits	39,216	39,434	38,492	38,638
Advances from Federal Home Loan Bank	5,000	5,075	6,000	6,142
Advance payments by borrowers for taxes and insurance	729	729	364	364
Accrued interest payable	61	61	72	72

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

Note 7 – Securities

Trading Securities:

Upon adoption of SFAS 159 on January 1, 2008, the Company reclassified mutual funds from available-for-sale to trading securities.  For the nine months ended September 30, 2009, the Company recorded losses in the fair value of trading securities of $24,000 as a charge against income.  The Company requested partial redemptions from these mutual funds during the nine months ended September 30, 2009, realizing proceeds of $750,000 and an aggregate loss of $174,000.  As an equity security, the mutual funds do not have a designated maturity date.

Securities available-for-sale:

The amortized cost and fair value of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2009
U.S. agency and government-sponsored entity bonds	$2,500	$115	$—	$2,615
GNMA certificates	664	5	—	669
FNMA certificates	2,171	86	—	2,257
FHLMC certificates	2,022	89	—	2,111
Collateralized mortgage obligations	350	—	(1)	349
FHLMC preferred stock	7	—	—	7
Total available-for-sale	$7,714	$295	$(1)	$8,008

December 31, 2008
U.S. agency and government-sponsored entity bonds	$3,998	$197	$—	$4,195
GNMA certificates	791	3	(40)	754
FNMA certificates	2,763	61	(4)	2,820
FHLMC certificates	2,607	55	(7)	2,655
Collateralized mortgage obligations	408	—	(27)	381
FHLMC preferred stock	7	—	—	7
Total available-for-sale	$10,574	$316	$(78)	$10,812

MUTUAL FEDERAL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 7 – Securities (continued)

At September 30, 2009 and December 31, 2008, there were no holdings of securities of any one issuer, other than U.S. agency and U.S. government-sponsored entities, in an amount greater than 10% of equity.

There were no securities pledged at September 30, 2009 or December 31, 2008.

There were no investment securities sales in the nine months ended September 30, 2009.  The Company sold 8,000 shares of FHLMC common stock for $160,000 resulting in a gain of $152,000 for the nine months ended December 31, 2008.

The amortized cost and fair values of debt securities available-for-sale at September 30, 2009 by contractual maturity were as follows:

	Amortized Cost	Fair Value

Due in one year or less	$1,000	$1,033
Due from one to five years	1,500	1,582
Due from five to ten years	—	—
CMO’s and mortgage backed securities	5,207	5,386
Total	$7,707	$8,001

Securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	September 30, 2009
	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Collateralized mortgage obligations	$—	$—	$349	$(1)	$349	$(1)
Total temporarily impaired	$—	$—	$349	$(1)	$349	$(1)

	December 31, 2008
	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

GNMA certificates	$108	$(1)	$570	$(39)	$678	$(40)
FNMA certificates	256	(3)	239	(1)	495	(4)
FHLMC certificates	—	—	144	(7)	144	(7)
Collateralized mortgage obligations	—	—	378	(27)	378	(27)
Total temporarily impaired	$364	$(4)	$1,331	$(74)	$1,695	$(78)

MUTUAL FEDERAL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 7 – Securities (continued)

At September 30, 2009, there was one debt security with an unrealized loss that has depreciated 0.3% from the Company’s amortized cost basis.  At December 31, 2008, there were 15 debt securities with unrealized losses that have depreciated 4.4% from the Company’s amortized cost basis.  These unrealized losses related principally to current interest rates for similar types of securities.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and what the results are of reviews of the issuer’s financial condition.  The fair value is expected to recover as securities approach their maturity date.  The Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities prior to recovery.

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

Note 8 – Earnings Per Share

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  Both basic and fully diluted weighted average shares outstanding for the three months and the nine months ended September 30, 2009, are 3,266,695 and 3,276,688, respectively.  Both basic and fully diluted weighted average shares outstanding for the three months and the nine months ended September 30, 2008, are 3,397,097 and 3,428,679, respectively.  During the nine months ended September 30, 2009 and 2008, the average fair value of the Company’s common stock was less than the exercise price, and the stock option awards had no dilutive effect on earnings per share.

In June 2008, the FASB issued ASC 260-10 Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This standard addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method. The standard provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This standard was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Adoption of this standard did not impact the Company's EPS calculation as the Company's EPS calculation has always considered stock grant awards under its Management Recognition Plan (MRP) that remain subject to vesting to be outstanding stock due to their dividend and voting rights.

MUTUAL FEDERAL BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8 – Earnings Per Share (continued)

The factors used in the earnings per share computation for the three months and the nine months ended September 30, 2009 and 2008, follow:

(Dollar amounts in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic
Net loss	$(374)	$(421)	$(1,248)	$(509)
Weighted average common shares outstanding	3,334,274	3,470,317	3,345,649	3,503,334
Less: average unallocated ESOP shares	(67,579)	(73,220)	(68,961)	(74,655)
Average shares	3,266,695	3,397,097	3,276,688	3,428,679
Basic loss per common share	$(0.11)	$(0.12)	$(0.38)	$(0.15)
Diluted
Net loss	$(374)	$(421)	$(1,248)	$(509)
Weighted average common shares outstanding for basic earnings per common share	3,266,695	3,397,097	3,276,688	3,428,679
Add: dilutive effects of assumed exercises of stock options	—	—	—	—

Average shares and dilutive potential common shares	3,266,695	3,397,097	3,276,688	3,428,679

Diluted loss per common share	$(0.11)	$(0.12)	$(0.38)	$(0.15)

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

As previously disclosed in our Form 8-K filing dated February 23, 2009, the “Company previously entered into a non-binding term sheet agreement that sets forth the material terms of a proposed investment by the Company in Great American Bank, a de novo Illinois state commercial bank in organization (the “de novo”).  During the third quarter of 2009, the Company placed $2.0 million in escrow for this investment.  The de novo has yet to receive regulatory approval for a bank charter and FDIC insurance and a timeline for approval is not currently known.  The amount the Company invests may, at its discretion, be adjusted to ensure that the Company owns 20% of the outstanding stock of the de novo at the closing of the de novo’s offering.  In connection with its proposed investment, the Company would receive the right to nominate annually one member to the de novo’s board of directors for so long as it holds at least 10% of the de novo’s outstanding common stock.  The Company also would be granted certain preemptive purchase and sale rights in order to maintain its ownership percentage in the de novo.  If the de novo does not receive the necessary regulatory approval, the Company's funds, currently held in escrow, will be returned to the Company.

Forward-Looking Information

This report contains forward-looking statements, which can be identified by the use of such words as estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions.  These forward-looking statements include statements of our goals, intentions and expectations; statements regarding our business plans, prospects and growth and operating strategies; statements regarding the asset quality of our loan and investment portfolios; and estimates of our risks and future costs and benefits.  These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events:

•	general economic conditions, either nationally or in our market area, continue to deteriorate or become worse than expected;

•	adverse changes or continued volatility and disruption in the securities and credit markets;

•	deterioration in asset quality due to adverse changes in the residential real estate market;

•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments, which can decrease our earnings;

•	any need to increase our allowance for loan losses;

•	charges related to asset impairments;

•	adverse developments in our loan or investment portfolios;

•	increased expenses due to, among other things, increased fees and expenses related to foreclosed property;

•	our ability to realize our deferred tax assets in the future and avoid further increases in our valuation reserve recorded against our deferred tax assets;

•	significantly increased competition among depository and other financial institutions in our market area;

•	our ability to enter new markets and take advantage of growth opportunities;

•	our ability to successfully implement our business plan;

•	legislative or regulatory changes that adversely affect our business;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board and the PCAOB; and

•	changes in our organization, compensation and benefit plans.

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

Throughout 2008 and continuing into 2009, there have been severe disruptions in the mortgage, credit and housing markets, both locally and nationally.  These disruptions have had a significant negative impact on real estate and related industries, which has led to decreases in commercial and residential real estate sales, construction and property values.  These disruptions have had a significant negative impact on the Bank’s loan portfolio, resulting in a reduction in demand for new loans, with a consequential effect in the size of our loan portfolio, and an increase in the number of non-performing loans.  At September 30, 2009 and December 31, 2008, non-performing loans represented 6.24% and 5.59% of loans receivable, respectively, which is significantly in excess of the historical experience of the Bank.  We also recorded net loan charge-offs of $1.3 million on foreclosed mortgages during the first nine months of 2009, compared to no charge-offs for the first nine months of 2008.  Accordingly, the decreased demand for new residential mortgage loans and the significant increase in non-performing loans, including increased fees and expenses related to foreclosed property, continues to have a material adverse impact on our financial condition and results of operations, including a contraction in net interest margin and the need to increase the provision for loan losses.  Should the housing market and economic conditions in the Chicago area stagnate or continue to deteriorate, it may continue to have a negative effect on the Company’s business and results of operations.

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

Comparison of Financial Condition at September 30, 2009 and December 31, 2008

Our total assets decreased $1.9 million, or 2.7%, to $69.3 million at September 30, 2009, compared to $71.2 million at December 31, 2008.  Cash and cash equivalents increased $3.6 million, or

104.6%, to $7.1 million at September 30, 2009, from $3.5 million at December 31, 2008, primarily due to loan and securities repayments which have not yet been reinvested, and managements decision to maintain a higher level of readily available funds.  Loans receivable decreased $6.3 million, or 12.3%, to $45.2 million at September 30, 2009, from $51.5 million at December 31, 2008, reflecting $2.1 million in transfers of collateral real estate properties from mortgage loans to real estate owned, acquired through foreclosure, $3.1 million in net loan repayments and a $1.0 million addition to the allowance for loan losses.  The allowance for loan losses decreased $113,000, to $1.2 million at September 30, 2009, from $1.3 million at December 31, 2008, after the provision of $1.2 million and net charge-offs of $1.3 million.

Total deposits increased $724,000, or 1.9%, to $39.2 million at September 30, 2009, from $38.5 million at December 31, 2008.  Mortgage escrow accounts increased by $365,000, or 100.3% during this same period.  The Company repaid $1.0 million of advances from the Federal Home Loan Bank during the nine months ended September 30, 2009.

Stockholders’ equity decreased $1.7 million, to $23.1 million at September 30, 2009, from $24.8 million at December 31, 2008.  The decrease reflects a net loss of $1.2 million for the nine months ended September 30, 2009, a $33,000 increase in accumulated other comprehensive income from net unrealized gains on securities available-for-sale, and $588,000 in treasury stock purchases.  The Company paid dividends of $146,000 ($0.18 per share of common stock) to minority shareholders during the nine months ended September 30, 2009.  Mutual Federal Bancorp, MHC, the majority shareholder, waived its dividend.  Stockholders’ equity also reflects a $249,000 increase from recognition of stock benefits earned under the Company’s Employee Stock Ownership Plan, Management Recognition and Retention Plan, and Stock Option Plan for the nine months ended September 30, 2009.

Comparison of Operating Results for the Three Months Ended September 30, 2009 and 2008

General.  The Company had a net loss of $374,000 for the three months ended September 30, 2009, compared to a net loss of $421,000 for the three months ended September 30, 2008.  Our interest income decreased $215,000, to $781,000 for the three months ended September 30, 2009, from $996,000 for the three months ended September 30, 2008, primarily due to uncollected interest on nonaccrual loans and a reduction in the average balance of loans and investment securities.  This was partially offset by a $69,000 decrease in our cost of funds, to $219,000 in third quarter of 2009, from $288,000 in the third quarter of 2008. Our net interest income decreased $146,000, to $562,000 for the three months ended September 30, 2009, from $708,000 for the three months ended September 30, 2008

The provision for loan losses increased $188,000, to $473,000 for the three months ended September 30, 2009, from $285,000 for the three months ended September 30, 2008.

Non-interest income increased to $47,000 for the three months ended September 30, 2009, from a loss of $481,000 for the three months ended September 30, 2008, primarily due to $498,000 in write downs of securities in 2008 that were not repeated in 2009.

Compensation and benefits decreased $12,000, to $363,000 for the three months ended September 30, 2009, from $375,000 for the three months ended September 30, 2008.  Occupancy costs increased $10,000, to $46,000 for this period, from $36,000 for this period last year, primarily due to building maintenance on existing facilities done during the construction period of our new drive-up facility.  Data processing costs increased $4,000, to $38,000 for the three months ended September 30, 2009, from $34,000 for the three months ended September 30, 2008, primarily due to new products and services being offered, including interest-bearing checking accounts and on-line banking and bill pay.

Professional fees increased $60,000, to $134,000 for the three months ended September 30, 2009, from $74,000 for the three months ended September 30, 2008, primarily due to increased audit and consulting costs related to regulatory compliance, and $50,000 in increased legal fees related to loan foreclosures.

Real estate owned expense was $99,000 for the three months ended September 30, 2009, compared to none for the three months ended September 30, 2008.  This expense was primarily attributable to $23,000 in fair value write downs of real estate owned subsequent to acquisition, and to real estate taxes accrued on properties recently acquired through foreclosure, and other expenses such as maintenance and insurance.

Other expenses decreased $12,000, to $76,000 for the three months ended September 30, 2009, from $88,000 for the three months ended September 30, 2008.

The annualized return on average assets was (2.15)% for the three months ended September 30, 2009, compared to (2.27)% for the same period last year, and the annualized return on average equity was (6.39)%  and (6.48)%, respectively, for these two periods.

Interest Income.  Interest and dividend income decreased $215,000, or 21.6%, to $781,000 for the three months ended September 30, 2009, compared to $996,000 for the three months ended September 30, 2008. The decrease resulted from a $9.4 million, or 13.3%, decrease in the average balance of interest-earning assets, to $61.0 million in the third quarter of 2009, compared to $70.4 million in the third quarter of 2008, and to a decrease of 54 basis points in the average yield on interest earning assets, to 5.12% in 2009, from 5.66% in 2008.

Interest income and fees from loans receivable decreased $154,000, or 18.6%, to $675,000 for the three months ended September 30, 2009, from $829,000 for the three months ended September 30, 2008.  The decrease resulted primarily from an $8.3 million, or 15.4%, decrease in the average balance of loans receivable, to $45.9 million in the third quarter of 2009, compared to $54.2 million in the third quarter of 2008.  Contributing to the decrease in average balances of loans was the continued lack of demand from qualified borrowers in the Company’s market area.   There was a decrease of 23 basis points in the average yield on loans receivable, to 5.89% in 2009, from 6.12% in 2008.  The reserve for uncollected interest on loans 90 days or more past due increased $67,000 during the third quarter of 2009, compared to $38,000 during the third quarter of 2008.

Interest and dividend income from securities and interest-earning deposits decreased $61,000, or 36.5%, to $106,000 for the three months ended September 30, 2009, from $167,000 for the three months ended September 30, 2008.  The primary reasons for the decrease were a $4.1 million, or 29.9%, decrease in the average balances of securities, to $9.6 million in 2009, from $13.7 million in 2008, as well as a 14 basis point decrease in average yield to 4.40% in 2009, from 4.54% in 2008.  While the average balance of interest-earning deposits, primarily at the FHLB of Chicago, increased by $3.0 million, or 121.6%, to $5.5 million during the quarter ended September 30, 2009, compared to $2.5 million during the same quarter last year, the average rate earned was almost zero percent in 2009, compared to 1.76% in 2008.  Management decided it was prudent to maintain a higher level of readily available funds during this period despite the low rate of interest on these deposits.

 Interest Expense.  Interest expense on deposits decreased $55,000, or 24.0%, to $174,000 for the three months ended September 30, 2009, from $229,000 for the three months ended September 30, 2008.  The decrease in interest expense was due primarily to a decrease in the average rate paid on deposits of 54 basis points, to 1.78% for the quarter ended September 30, 2009, from 2.32% for the quarter ended September 30, 2008.  Interest expense on certificates of deposit decreased $47,000, or 27.8%, to $122,000 in 2009, from $169,000 in 2008, because of a decrease in the average rate paid on certificates of deposit of 88 basis points, to 2.44% in 2009, from 3.32% in 2008.

Interest expense on FHLB advances decreased $14,000, to $45,000 for the three months ended September 30, 2009, compared to $59,000 for the three months ended September 30, 2008.  The average balance of FHLB advances decreased $1.3 million, to $5.0 million for the third quarter of 2009, from $6.3 million for the third quarter of 2008. The average rate paid on advances decreased 15 basis points, to 3.60% in 2009, from 3.75% in 2008.  The overall average cost of funds decreased 53 basis points, to 1.99% in 2009, from 2.52% in 2008.

Net Interest Income.  Net interest income decreased $146,000, or 20.6%, to $562,000 for the three months ended September 30, 2009, from $708,000 for the same quarter last year.  Our net interest margin decreased 34 basis points, to 3.68% in 2009, from 4.02% in 2008.  A 54 basis point decrease in the average yield on interest-earning assets, to 5.12% in 2009, from 5.66% in 2008, and a decrease of $9.4 million in the average balance of interest-earning assets, both contributed to interest income decreasing by $215,000.  The average rate paid on interest-bearing liabilities decreased 53 basis points, to 1.99% in 2009, from 2.52% in 2008, and the average balance of interest-bearing liabilities decreased $1.7 million, with interest expense decreasing by $69,000.  The interest rate spread between interest earning assets and interest bearing liabilities decreased one basis point, to 3.13% in 2009, from 3.14% in 2008.

Provision for Loan Losses.  During the three months ended September 30, 2009, management provided $473,000 for losses on loans, compared to $285,000 for the three months ended September 30, 2008, based on its quarterly evaluation of the level of the allowance necessary to absorb probable incurred loan losses at September 30, 2009.  Management considers changes in delinquencies, changes in the composition and volume of loans, historical loan loss experience, general economic and real estate market conditions, as well as peer group data, when determining the level on the allowance for loan losses.

During the three months ended September 30, 2009, non-performing (non-accrual) loans increased $1.4 million, to $2.9 million at September 30, 2009, from $1.5 million at June 30, 2009.  Loans delinquent 60-89 days increased $67,000, to $1.8 million at September 30, 2009, compared to $1.7 million at June 30, 2009.  Loans receivable decreased $1.0 million, or 2.1%, to $46.5 million at September 30, 2009, from $47.5 million at June 30, 2009.  During this period, one- to four-family residential mortgage loans decreased $838,000, or 3.0%, and multi-family residential mortgage loans decreased $177,000, or 0.9%.

There were $187,000 in transfers of one-to-four family properties to real estate owned, acquired through foreclosure, during the third quarter of 2009.  The allowance for loan losses increased $80,000, to $1.2 million at September 30, 2009, from $1.1 million at June 30, 2009, following net charge-offs of $393,000 on foreclosed residential mortgages and a provision of $473,000 for the quarter.  Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $2.9 million, with specific valuation allowances of $369,000 at September 30, 2009.

At September 30, 2009, the allowance for loan losses was $1.2 million, or 2.53% of gross loans receivable, compared to $1.1 million, or 2.33% of gross loans receivable at June 30, 2009.  At September 30, 2009, specific allowances of $369,000 were 12.72% of non-performing loans, compared to 29.25% of non-performing loans at June 30, 2009.  The ratio of specific reserves to non-performing loans will fluctuate quarter to quarter as non-performing loans are charged off, transferred to real estate owned, or underlying collateral values change.  At September 30, 2009, the general valuation allowance was increased by $136,000, to $805,000, or 1.85% of performing loans, compared to $669,000, or 1.45% of performing loans at June 30, 2009.  The increase was due primarily to an increase in our historical loss experience.

Non-interest Income.  Non-interest income was $47,000 for the three months ended September 30, 2009, compared to a loss of $481,000 for the three months ended September 30, 2008.  During the three months ended September 30, 2009, the Company recorded a $36,000 fair value increase in mutual funds carried as trading securities, compared to a $147,000 fair value decrease on these mutual funds recorded during the same period last year.  During the three months ended September 30, 2008, the Company also recognized a $351,000 loss for other than temporary impairment of FHLMC preferred stock held as available-for-sale.

Non-interest Expense.  Non-interest expense increased $149,000, or 24.6%, to $756,000 for the three months ended September 30, 2009, from $607,000 for the same quarter last year.  Compensation and employee benefits decreased $12,000, or 3.2%, to $363,000 in 2009, from $375,000 in 2008. Occupancy costs increased $10,000, or 27.8%, to $46,000 in 2009, from $36,000 in 2008, primarily due to building maintenance on existing facilities done during the construction period of our new drive-up facility.

Data processing costs increased $4,000, or 11.8%, to $38,000 for the three months ended September 30, 2009, from $34,000 for the three months ended September 30, 2008, primarily due to new products and services being offered, including interest-bearing checking accounts and on-line banking and bill pay.

Professional fees increased $60,000, or 81.1%, to $134,000 for the three months ended September 30, 2009, from $74,000 for the three months ended September 30, 2008, primarily due to increased audit and consulting costs related to regulatory compliance and increased legal fees related to loan foreclosures.  Audit costs increased $14,000, to $45,000 for the three months ended September 30, 2009, compared to $31,000 for the three months ended September 30, 2008, primarily due to increased costs of compliance with Section 404(b) of the Sarbanes Oxley Act.  Compliance consulting costs increased $16,000, to $24,000 for the third quarter of 2009, compared to $8,000 for the third quarter of 2008.  Legal costs increased $30,000, to $65,000 in the third quarter of 2009, from $35,000 in the third quarter of 2008, primarily due to loan foreclosures.  Legal costs for foreclosures were $50,000 during the third quarter of 2009, compared to none in this quarter last year.

Real estate owned expense was $99,000 for the three months ended September 30, 2009, compared with none incurred in 2008.  This expense was primarily attributable to $23,000 in fair value write downs on real estate owned subsequent to acquisition, and to real estate taxes accrued on properties recently acquired through foreclosure, and other expenses such as maintenance and insurance.

Other expenses decreased $12,000, or 13.6%, to $76,000 for the three months ended September 30, 2009, from $88,000 for the three months ended September 30, 2008.  The Company’s ratio of non-interest expense to average assets increased to 4.34% in the third quarter of 2009, from 3.28% in 2008, and its efficiency ratio was 131.94% in 2009, compared to 83.72% in 2008.

Income Tax Expense.  The Company recognized a net income tax benefit of $246,000 for the three months ended September 30, 2009, compared to a net benefit of $244,000 during the three months ended September 30, 2008.  The effective tax benefit rate for the three months ended September 30, 2009, was 39.7%, compared to 36.7% during the same quarter last year.  During the three months ended September 30, 2009, the Company reduced its valuation allowance against deferred income tax assets related to certain stock benefit plans and capital losses by $18,000, to $172,000 at September 30, 2009, from $190,000 at June 30, 2009, which resulted in the increase in the effective tax benefit rate.  Management established the valuation allowance during the second quarter of 2009 because it could not forecast a reversal of these specific timing differences in the foreseeable future.  Management expects to realize the remaining deferred tax assets based on the Company’s long history of pretax income, available net operating loss carry-backs to 2008 and 2007, and its expectation that the current period losses attributable to loan foreclosures and real estate owned will be resolved in the foreseeable future.

Average Balance Sheet

The following table sets forth average balance sheets, average annualized yields and costs, and certain other information for the three months ended September 30, 2009 and 2008.  No tax-equivalent yield adjustments were made, as their effects were not material.  All average balances are based on an average of daily balances.  Non-accrual loans are included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.  The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Three Months Ended September 30,
	2009			2008
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
Interest-earning assets:
Loans	$45,862	$675	5.89%	$54,192	$829	6.12%
Securities available for sale	9,637	106	4.40	13,738	156	4.54
Interest-earning deposits	5,546	0	0.00	2,503	11	1.76
Total interest-earning assets	61,045	$781	5.12%	70,433	$996	5.66%
Non-interest-earning assets	8,600			3,609
Total assets	$69,645			$74,042
Interest-Bearing Liabilities:(1)
Savings deposits	$18,986	$52	1.10%	$19,064	$60	1.26%
Certificates of deposit	20,041	122	2.44	20,342	169	3.32
Total interest-bearing deposits	39,027	174	1.78	39,406	229	2.32
Federal Home Loan Bank advances	5,000	45	3.60	6,293	59	3.75
Total interest-bearing liabilities.	44,027	219	1.99%	45,699	288	2.52%
Non-interest-bearing liabilities.	2,224			2,346
Total liabilities	46,251			48,045
Stockholders’ equity	23,394			25,997
Total liabilities and stockholders’ equity	$69,645			$74,042
Net interest income		$562			$708
Net interest rate spread(2)			3.13%			3.14%
Net interest-earning assets(3)	$17,018			$24,734
Net interest margin(4)			3.68%			4.02%
Ratio of interest-earning assets to interest-bearing liabilities			138.65%			154.12%

(1)	Non-interest-bearing checking deposits are included in non-interest-bearing liabilities.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Nine Months Ended September 30, 2009 and 2008

General.  The Company had a net loss of $1.2 million for the nine months ended September 30, 2009, compared to a net loss of $509,000 for the nine months ended September 30, 2008.  Our interest income decreased $467,000, to $2.6 million for the nine months ended September 30, 2009, from $3.0 million for the nine months ended September 30, 2008, primarily due to uncollected interest on nonaccrual loans and a reduction in the average balance of loans and investment securities.  This was partially offset by a $205,000 decrease in our cost of funds, to $722,000 in 2009, from $927,000 in 2008.  Our net interest income decreased $262,000, to $1.8 million for the nine months ended September 30, 2009, from $2.1 million for the nine months ended September 30, 2008.

The provision for loan losses increased $628,000, to $1.2 million for the nine months ended September 30, 2009, from $553,000 for the nine months ended September 30, 2008, and there was also a $139,000 write down of real estate owned during the first nine months of 2009 and none in 2008.

Non-interest income increased to $6,000 for the nine months ended September 30, 2009, from a loss of $485,000 for the nine months ended September 30, 2008, primarily due to $524,000 in net securities gains and write downs in 2008 that were not repeated in 2009.

Compensation and benefits increased $7,000, or $1.1 million for the first nine months of both 2009 and 2008.  Occupancy costs increased $11,000, to $133,000 for this period, from $122,000 for this period last year, primarily due to building maintenance on existing facilities done during the construction period of our new drive-up facility.  Data processing costs increased $23,000, to $108,000 for the nine months ended September 30, 2009, compared to $85,000 for this period last year, primarily due to new products and services being offered, including interest-bearing checking accounts and on-line banking and bill pay.

Professional fees increased $151,000, to $436,000 for the nine months ended September 30, 2009, from $285,000 for the nine months ended September 30, 2008, primarily due to increased audit and consulting costs related to regulatory compliance, and $115,000 in increased legal fees related to loan foreclosures.

Real estate owned expense was $293,000 for the nine months ended September 30, 2009.  This expense was primarily attributable to depreciation in the fair value of real estate owned during the nine months ended September 30, 2009, resulting in a valuation allowance of $139,000 recorded as a charge to real estate owned expense.

Other expenses increased $32,000, to $266,000 for the nine months ended September 30, 2009, from $234,000 for the nine months ended September 30, 2008, primarily due to a $34,000 increase in FDIC insurance premiums, including a $25,000 special assessment by FDIC at June 30, 2009.

The annualized return on average assets was (2.35)% for the nine months ended September 30, 2009, compared to (0.92)% for the same period last year, and the annualized return on average equity was (6.94)%  and (2.55)%, respectively, for these two periods.

Interest Income.  Interest and dividend income decreased $467,000, or 15.5%, to $2.6 million for the nine months ended September 30, 2009, compared to $3.0 million for the nine months ended September 30, 2008. The decrease resulted from a $6.2 million, or 8.9%, decrease in the average balance of interest-earning assets, to $64.2 million in the first nine months of 2009, compared to $70.4 million in the first nine months of 2008, and to a decrease of 41 basis points in the average yield on interest earning assets, to 5.31% in 2009, from 5.72% in 2008.

Interest income and fees from loans receivable decreased $271,000, or 11.0%, to $2.2 million for the nine months ended September 30, 2009, from $2.5 million for the nine months ended September 30, 2008.  The decrease resulted primarily from a $5.1 million, or 9.6% decrease in the average balance of loans receivable, to $48.0 million for the nine months ended September 30, 2009, from $53.1 million for the nine months ended September 30, 2008.  The decrease in average balances of loans was due primarily to lack of demand from qualified borrowers during this period of uncertainty in the local residential real estate market.  There was a decrease of 10 basis points in the average yield on loans receivable, to 6.08% in 2009, from 6.18% in 2008.  The reserve for uncollected interest on loans 90 days or more past due increased $171,000 during the first nine months of 2009, compared to $135,000 during the first nine months of 2008.

Interest and dividend income from securities and interest-earning deposits decreased $196,000, or 35.0%, to $364,000 for the nine months ended September 30, 2009, from $560,000 for the nine months ended September 30, 2008.  The primary reasons for the decrease were a $3.9 million, or 26.8%, decrease in average balances of securities, to $10.8 million in 2009, from $14.7 million in 2008, as well as a 20 basis point decrease in average yield to 4.49% in 2009, from 4.69% in 2008.  While the average balance of interest earning deposits, primarily at the FHLB of Chicago, increased $2.8 million, or 108.1%, to $5.4 million in 2009, compared to $2.6 million in 2008, the average rate earned decreased by 215 basis points, to 0.02% in 2009, from 2.17% in 2008.  Management decided it was prudent to maintain a higher level of readily available funds during this period despite the low rate of interest on these deposits.

 Interest Expense.  Interest expense on deposits decreased $181,000, or 24.1%, to $570,000 for the nine months ended September 30, 2009, from $751,000 for the nine months ended September 30, 2008.  The decrease in interest expense was due primarily to a 59 basis point decrease in the average rate paid on deposits, to 1.95% for the nine months ended September 30, 2009, from 2.54% for the nine months ended September 30, 2008.  Interest expense on certificates of deposit decreased $169,000, or 29.3%, to $407,000 in 2009, from $576,000 in 2008, primarily because of a decrease in the average rate paid on certificates of deposit of 105 basis points, to 2.70% in 2009, from 3.75% in 2008.

Interest expense on FHLB advances decreased $24,000, or 13.6%, to $152,000 for the nine months ended September 30, 2009, compared to $176,000 for the nine months ended September 30, 2008.  The decrease was due primarily to a 42 basis point decrease in the average rate paid on advances, to 3.60% in 2009, from 4.02% in 2008.  The overall average cost of funds decreased 58 basis points, to 2.15% in 2009, from 2.73% in 2008.

Net Interest Income.  Net interest income decreased $262,000, or 12.5%, to $1.8 million for the nine months ended September 30, 2009, from $2.1 million for the same period last year.  Our net interest margin decreased 16 basis points, to 3.81% in 2009, from 3.97% in 2008.  A 41 basis point decrease in the average yield on interest-earning assets, to 5.31% in 2009, from 5.72% in 2008, and a decrease of $6.2 million in the average balance of interest-earning assets, both contributed to interest income decreasing by $467,000.  The average rate paid on interest-bearing liabilities decreased to 2.15% in 2009, from 2.73% in 2008, with the average balance of interest-bearing liabilities decreasing $550,000, and with interest expense decreasing by $205,000.  The interest rate spread between interest earning assets and interest bearing liabilities increased 17 basis points, to 3.16% in 2009, from 2.99% in 2008.

Provision for Loan Losses.  During the nine months ended September 30, 2009, management provided $1.2 million for losses on loans, compared to $553,000 for the nine months ended September 30, 2008, based on its quarterly evaluation of the level of the allowance necessary to absorb probable incurred loan losses at September 30, 2009.  Management considers changes in delinquencies, changes in the composition and volume of loans, historical loan loss experience, general economic and real estate market conditions, as well as peer group data, when determining the level on the allowance for loan losses.

During the nine months ended September 30, 2009, non-performing (non-accrual) loans decreased $53,000, to $2.9 million at September 30, 2009, from $3.0 million at December 31, 2008.  Loans delinquent 60-89 days were $1.8 million at September 30, 2009, decreasing $429,000, from $2.2 million at December 31, 2008.  Gross loans receivable decreased $6.4 million, or 12.1%, to $46.5 million at September 30, 2009, from $52.9 million at December 31, 2008.  During this period, one- to four-family residential mortgage loans decreased $5.2 million, or 15.9%, and multi-family residential mortgage loans decreased $1.2 million, or 6.0%.

There were $2.0 million in transfers of one-to-four family properties to real estate owned, acquired through foreclosure, and $250,000 in transfers of multifamily properties, during the first nine months of 2009.  The allowance for loan losses decreased $113,000, to $1.2 million at September 30, 2009, from $1.3 million at December 31, 2008, following net charge-offs of $1.3 million on foreclosed residential mortgages and a provision of $1.2 million for the nine months ended September 30, 2009.  Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $2.9 million, with specific valuation allowances of $369,000 at September 30, 2009.  At December 31, 2008, impaired loans had a gross carrying amount of $3.8 million, with specific valuation allowances of $850,000.

At September 30, 2009, the allowance for loan losses was $1.2 million, or 2.53% of gross loans receivable, compared to $1.3 million, or 2.43% of gross loans receivable at December 31, 2008.  At September 30, 2009, specific allowances of $369,000 were 12.72% of non-performing loans, compared to 28.78% of non-performing loans at December 31, 2008.  The ratio of specific reserves to non-performing loans will fluctuate quarter to quarter as non-performing loans are charged off, transferred to real estate owned, or underlying collateral values change.  At September 30, 2009, the general valuation allowance was increased by $368,000, to $805,000, or 1.85% of performing loans, compared to $437,000, or 0.88% of performing loans at December 31, 2008.  The increase was due primarily to an increase in our historical loss experience.

Non-interest Income.  Non-interest income was $6,000 for the nine months ended September 30, 2009, compared to a loss of $485,000 for the nine months ended September 30, 2008.  During the nine months ended September 30, 2009, the Company recorded a $24,000 fair value write down to mutual funds carried as trading securities, compared to a $294,000 fair value write down on these mutual funds recorded during the same period last year.  During the nine months ended September 30, 2008, the Company also recognized a $382,000 loss for other than temporary impairment of FHLMC preferred stock held as available-for-sale.  Partially offsetting these recognized losses in 2008, the Company sold its remaining shares of FHLMC common stock and realized a gain of $152,000.

Non-interest Expense.  Non-interest expense increased $517,000, or 28.0%, to $2.4 million for the nine months ended September 30, 2009, compared to $1.8 million for the nine months ended September 30, 2008.  Compensation and employee benefits increased $7,000, or 0.6%, to $1.1 million in 2009, from a similar $1.1 million in 2008.  Occupancy costs increased $11,000, or 9.0%, to $133,000 for the nine months ended September 30, 2009, compared to $122,000 in 2008, primarily due to building maintenance on existing facilities done during the construction period of our new drive-up facility.

Data processing costs increased $23,000, or 27.1%, to $108,000 for the nine months ended September 30, 2009, compared to $85,000 for this period last year, primarily due to new products and services being offered, including interest-bearing checking accounts and on-line banking and bill pay.

Professional fees increased $151,000, or 53.0%, to $436,000 for the nine months ended September 30, 2009, from $285,000 for the nine months ended September 30, 2008, primarily due to increased audit and consulting costs related to regulatory compliance and increased legal fees related to loan foreclosures.  Audit costs increased $40,000, to $134,000 for the nine months ended September 30, 2009, compared to $94,000 for the nine months ended September 30, 2008, primarily due to increased costs of compliance with Section 404(b) of the Sarbanes-Oxley Act.  Compliance consulting costs increased $3,000, to $57,000 for the first nine months of 2009, compared to $54,000 for the first nine months of 2008.  Legal costs increased $107,000, to $244,000 in 2009, from $137,000 in 2008, primarily due to $115,000 in legal costs related to foreclosures during the first nine months of 2009, compared to none in 2008.

Real estate owned expense was $293,000 for the nine months ended September 30, 2009, compared with none incurred in 2008.  This expense was primarily attributable to $139,000 in fair value write downs on real estate owned subsequent to acquisition, and to real estate taxes accrued on properties recently acquired through foreclosure, and to other expenses such as maintenance and insurance.

Other expenses increased $32,000, or 13.7%, to $266,000 for the nine months ended September 30, 2009, from $234,000 for the nine months ended September 30, 2008, primarily due to a $34,000 increase in FDIC insurance premiums, including a $25,000 special assessment by FDIC at June 30, 2009.

The Company’s ratio of non-interest expense to average assets increased to 4.46% in the first nine months of 2009, from 3.33% in 2008, and its efficiency ratio was 127.0% in 2009, compared to 86.6% in 2008.

Income Tax Expense.  The Company recognized a net income tax benefit of $459,000 for the nine months ended September 30, 2009, compared to a net benefit of $282,000 during the nine months ended September 30, 2008.  During the nine months ended September 30, 2009, the Company established a $172,000 valuation allowance against deferred income tax assets of approximately $1.1 million, based on timing differences related to certain stock benefit plans and capital losses.  Management established the valuation allowance because it could not forecast a reversal of these specific timing differences in the foreseeable future.  Management expects to realize the remaining deferred tax assets based on the Company’s long history of pretax income, available net operating loss carry-backs to 2008 and 2007, and its expectation that the current period losses attributable to loan foreclosures and real estate owned will be resolved in the foreseeable future.

Average Balance Sheet

The following table sets forth average balance sheets, average annualized yields and costs, and certain other information for the nine months ended September 30, 2009 and 2008.  No tax-equivalent yield adjustments were made, as their effects were not material.  All average balances are based on an average of daily balances.  Non-accrual loans are included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.  The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Nine Months Ended September 30,
	2009			2008
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
Interest-earning assets:
Loans	$48,025	$2,191	6.08%	$53,106	$2,462	6.18%
Securities available for sale	10,778	363	4.49	14,718	518	4.69
Interest-earning deposits	5,365	1	0.02	2,578	42	2.17
Total interest-earning assets	64,168	$2,555	5.31%	70,402	$3,022	5.72%
Non-interest-earning assets	6,549			3,596
Total assets	$70,717			$73,998
Interest-Bearing Liabilities:(1)
Savings deposits	$18,951	$163	1.15%	$18,918	$175	1.23%
Certificates of deposit	20,121	407	2.70	20,502	576	3.75
Total interest-bearing deposits	39,072	570	1.95	39,420	751	2.54
Federal Home Loan Bank advances	5,630	152	3.60	5,832	176	4.02
Total interest-bearing liabilities.	44,702	722	2.15%	45,252	927	2.73%
Non-interest-bearing liabilities.	2,038			2,151
Total liabilities	46,740			47,403
Stockholders’ equity	23,977			26,595
Total liabilities and stockholders’ equity	$70,717			$73,998
Net interest income		$1,833			$2,095
Net interest rate spread(2)			3.16%			2.99%
Net interest-earning assets(3)	$19,466			$25,150
Net interest margin(4)			3.81%			3.97%
Ratio of interest-earning assets to interest-bearing liabilities			143.55%			155.58%

(1)	Non-interest-bearing checking deposits are included in non-interest-bearing liabilities.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At September 30, 2009, $7.1 million of our assets were invested in cash and cash equivalents.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of investment securities, increases in deposit accounts, and FHLB advances.  Our cash flows are derived from operating activities, investing activities and financing activities as reported in our consolidated statements of cash flows.

Our primary investing activities are the origination of loans and the purchase of investment securities.  During the nine months ended September 30, 2009, net loan repayments totaled $3.1 million, due primarily to lack of demand from qualified borrowers during this period of uncertainty in the local residential real estate market.  During the nine months ended September 30, 2008, net loan originations totaled $912,000.  We do not sell loans.  Cash received from principal repayments and calls and maturities of securities totaled $2.9 million for the nine months ended September 30, 2009 and 2008.  During the nine months ended September 30, 2009, we sold shares in three mutual funds for proceeds of $750,000, incurring a realized loss of $174,000 in order to reduce our exposure to these securities.  We did not purchase any securities during 2009.  We purchased $641,000 in securities during the nine months ended September 30, 2008, and sold $160,000 in FHLMC common stock for a gain of $152,000 during this period.

Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by us and by local competitors, and other factors.  There was a net increase in total deposits of $724,000 for the nine months ended September 30, 2009, and a net decrease of $339,000 during this same nine month period in 2008.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provide an additional source of funds.  During the nine months ended September 30, 2009, the Company repaid $1.0 million in advances from the Federal Home Loan Bank.  Our available borrowing limit is $12.2 million, an additional $7.2 million over the $5.0 million borrowed at September 30, 2009.

During the nine months ended September 30, 2009, we repurchased 67,044 shares of our common stock for $588,000, under a share repurchase program.  During the same period last year, we repurchased 60,000 shares for $664,000.

 At September 30, 2009, we had no outstanding commitments to originate loans.  At September 30, 2009, certificates of deposit scheduled to mature in less than one year totaled $19.7 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In the event we do not retain a significant portion of our maturing certificates of deposit, we will have to utilize other funding sources, such as Federal Home Loan Bank of Chicago advances, in order to maintain our level of assets.  Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents.  In addition, the cost of such deposits may be significantly higher if market interest rates are higher at the time of renewal.

Off-Balance-Sheet Arrangements

In the ordinary course of business, the Company is a party to credit-related financial instruments with off-balance-sheet risk to meet the financing needs of its customers.  These financial instruments include commitments to extend credit.  The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Therefore, the total commitment amounts do not necessarily represent future cash requirements.  However, we had no outstanding commitments to make loans at September 30, 2009, or December 31, 2008.

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

The table below sets forth, as of June 30, 2009, the latest date available, the estimated changes in our NPV and our net interest income that would result from the designated instantaneous changes in the U.S. Treasury yield curve.  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Change In Interest Rates (Basis Points)	NPV			Net Portfolio Value as a Percentage of Present Value of Assets
	Estimated NPV	Amount of Change	Percentage Change	NPV Ratio	Change in Basis Points
(dollars in thousands)
+300	$18,790	$(4,527)	-19%	27.44%	-426	bp
+200	20,357	(2,960)	-13	28.99	-271
+100	21,921	(1,396)	-6	30.46	-124
+50	22,643	(674)	-3	31.11	-59
Unchanged	23,316	—	—	31.70	—
-50	23,946	629	+3	32.24	+53
-100	24,514	1,198	+5	32.71	+101

The table above indicates that at June 30, 2009, in the event of a 100 basis point decrease in interest rates, we would experience a 5% increase in net portfolio value.  In the event of a 200 basis point increase in interest rates, we would experience a 13% decrease in net portfolio value.

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

Item 1A.          Risk Factors.

The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2008 and in Part II, Item 1A of its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, descriptions of certain risks and uncertainties that could affect the Company’s business, operating results and financial condition (“Risk Factors”).  In addition to all the other information contained in the reports the Company files with the SEC, including in this Form 10-Q, investors should consider the risks described in the Risk Factors prior to making an investment decision with respect to the Company’s stock.  The risks described in our Risk Factors, however, are not the only risks facing the Company.  Additional risks and uncertainties not currently known to us or that we currently consider immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Date: November 13, 2009	MUTUAL FEDERAL BANCORP, INC. By: /s/Stephen M. Oksas Stephen M. Oksas President and Chief Executive Officer
Date: November 13, 2009	By: /s/John L. Garlanger John L. Garlanger Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.